Form 10-Q
period 2016-04-30
PACMAN MEDIA INC.
filed 2016-06-22
CIK 1625376

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2016

[   ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number  333-202771

PACMAN MEDIA INC.

(Exact name of registrant as specified in its charter)

Nevada	7373	32-0421189
(State or Other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)

David Mark Evans

President/Secretary/Treasurer/Director

Unit 8954

483 Green Lanes London, N134BS England, U.K.

Telephone No.: +44(745) 481-0618
e-mail: pacmanmedia@mail.ru

 (Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑       No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Large accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑       No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   4,000,000 common shares issued and outstanding as of April 30, 2016.

PACMAN MEDIA INC.

QUARTERLY REPORT ON FORM 10-Q

PART 1	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

The accompanying interim financial statements of Pacman Media Inc. (the “Company”), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal adjustments considered necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

 PACMAN MEDIA INC.

(A Development stage company)

Balance Sheets

	April 30, 2016 (Unaudited)	October 31, 2015 (Audited)

Current Assets
Cash and cash equivalents	$ 775	$ 552
TOTAL CURRENT ASSETS	$ 775	$ 552

Fixed Assets
Account Receivable	$ -	$ -
TOTAL ASSETS	$ 775	$ 552

Current Liabilities
Account Payable	$ -	$ -
Shareholder loan	$ 1,680	$ 1,680
TOTAL CURRENT LIABILITIES	$ 1,680	$ 1,680

Stockholders' Equity
Common stock
Authorized: $0.001 par value, 75,000,000 shares authorized
Issued and Outstanding:
4,000,000 common shares as of April 30, 2016	$ 4,000	$ 4,000
Additional paid in capital	$ 1,676	$ 1,676
Deficit accumulated during the development stage	$ (6,581)	$ (6,804)
TOTAL STOCKHOLDERS' EQUITY	$ (905)	$ (1,128)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 775	$ 552
The accompanying notes are an integral part of these financial statements.

PACMAN MEDIA INC.

(A Development stage company)

Statements of Operations

(Unaudited)

	For the three months Ended April 30, 2016	For the six months Ended April 30, 2016	For the three months Ended April 30, 2015	For the six months Ended April 30, 2015

Revenue	$ -	$4,875	$780	$ 780

General and Administrative Expenses
Professional Fees	$ 2,510	$4,510	$-	$ 2,500
Office Expenses	$ -	$-	$-	$ -
Bank charges and interest	$ 90	$142	$30	$ 35
	$ 2,600	$4,652	$30	$ 2,535

Net Income (Loss)	$ (2,600)	$223	$750	$ (1,755)

Basic and diluted net loss per common share	($0.0010)	(0.0010)	(0.0010)	($0.0010)

Weighted average common shares
outstanding - basic and diluted	4,000,000	4,000,000	4,000,000	4,000,000

The accompanying notes are an integral part of these financial statements.

PACMAN MEDIA INC.

(A Development stage company)

Statements of Cash Flows

for the six month periods ended

April 30, 2016 and 2015

(Unaudited)

	April 30, 2016	April 30, 2015

Cash Flows from Operating Activities
Net Income (loss)	$ 223	$ (1,755)
Changes in:
Accrued Expenses	$ -	$ -
Account Payable	$ -	$ -
Net cash provided by (used in) operating activities	$ 223	$ (1,755)

Cash Flow from Investing Activities
Account Receivable	$ -	$ -
Net cash provided (used in) investing activities	$ -

Financing Activities
Issuance of Common Stock	$ -	$ -
Shareholder Loan	$ -	$ -
Net cash provided by financing activities	$ -	$ -

Net increase (decrease) change in cash	$ 223	$ (1,755)

Cash and cash equivalents balance, beginning of period	$ 552	$ 3,326

Cash and cash equivalents balance, end of period	$ 775	$ 1,571

The accompanying notes are an integral part of these financial statements.

PACMAN MEDIA INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to the Financial Statements

Note 1: Organization and Basis of Presentation

Pacman Media, Inc. (the “Company”) is a for profit corporation established under the corporation laws in the State of Nevada, United States of America on September 25, 2013. Our offices are located at Unit 8954, 483 Green Lanes, London N13 4BS, England, United Kingdom.

The Company intends to commence operations as a developer of mobile apps to be used on smartphones, tablet computes, and other mobile devices.

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Financial Statements and related disclosures as of October 31, 2015 are audited pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Unless the context otherwise requires, all references to “Pacman Media, Inc.,” “we,” “us,” “our” or the “company” are to Pacman Media, Inc.

Note 2: Going Concern

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern.

For the period ended April 30, 2016, the Company had a net loss of 6,581.  The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues to operate profitably or raise additional capital through debt financing and/or through sales of common stock.

Note 3: Significant Accounting Policies and Recent Accounting Pronouncements

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Due to the limited level of operations, the Company has not had to make material assumptions or estimates other than the assumption that the Company is a going concern.

PACMAN MEDIA INC.

(A DEVELOPMENT STAGE COMPANY)

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Disclosures as of April 30, 2016 and 2015

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments.  ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of April 30, 2016.

The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values.  These financial instruments include cash, accrued liabilities and notes payable.

Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value.

Basic and Diluted Loss Per Share

The Company computes earnings (loss) per share in accordance with ASC 260-10-45 “Earnings per Share”, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of outstanding common shares during the period.  Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive earnings (loss) per share excludes all potential common shares if their effect is anti-dilutive. The Company has no potential dilutive instruments, and therefore, basic and diluted earnings (loss) per share are equal.

Revenue Recognition

The Company will recognize revenue in accordance with Accounting Standards Codification No. 605, “Revenue Recognition” ("ASC-605"). ASC-605 requires that four basic criteria must be met before revenue can be recognized:

PACMAN MEDIA INC.

(A DEVELOPMENT STAGE COMPANY)

1.

Persuasive evidence of an arrangement exists

2.

Delivery has occurred

3.

The selling price is fixed and determinable

4.

Collectability is reasonably assured.

Determination of criteria (3) and (4) are based on management's judgment regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, or other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

Note 4: Legal Matters

The Company has no known legal issues pending.

Note 5: Debt

From September 25, 2013 through April 30, 2016, Dave Evans, the sole director and President of the Company, provided loans to the Company totaling $1,680, which is being carried as a note payable. The loan is non-interest bearing, unsecured and due upon demand.

Note 6: Capital Stock

On September 25, 2013 the Company authorized 75,000,000 shares of commons stock with a par value of $0.001 per share.

On October 16, 2014 the Company issued 4,000,000 common shares for cash proceeds of $5,676.48.

As of April 30, 2016 there were 4,000,000 shares of common stock issued and outstanding.

As of April 30, 2016 there were no outstanding stock options or warrants.

PACMAN MEDIA INC.

(A DEVELOPMENT STAGE COMPANY)

Note 7: Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have no material uncertain tax positions for any of the reporting periods presented.

Note 8: Related Party Transactions

The Company neither owns nor leases any real or personal property. The director of the Company provides office space and services free of charge. The Company's sole officer and director is involved in other business activities and may in the future, become involved in other business opportunities as they become available.

The Company has a related party transaction involving the sole director and officer. The nature and details of the transaction are described in Note 5.

Note 9: Subsequent Events

In accordance with ASC 855-10, the Company has evaluated events subsequent through the date these financial statements have been issued to assess the need for potential recognition or disclosure in this report. Such events were evaluated through June 21, 2016, the date these financial statements were available to be issued.

Based upon this evaluation, it was determined that no subsequent events occurred requiring recognition or disclosure.

ITEM 2.	MANAGEMENT’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENT NOTICE

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Financial information contained in this quarterly report and in our unaudited interim financial statements is stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

The business

Pacman Media is a new venture, which aims to specialize in the creation of mobile apps (applications) to be used on smartphones, tablet computers and any other mobile devise. We are likely to face potential challenges, risks and uncertainties, such as situations stated in our section titled Risk Factors, this situations could have adverse material effect on our company therefore negative outcome for our investors.

Apps are a relatively new phenomenon, first made available to customers in a meaningful way with the launch of the Apple App Store in 2008.

Our believe is that frequently, a mobile app is simply a ‘stripped-down’ version of a desktop computer program, able to fulfill the basic functions but missing the more advanced features. At other times a mobile app, like Skype for example, fulfills pretty much all the same functions as the version on your laptop.

We think that the market is seeing a category of app that is specifically designed for use on a smartphone; taking into account a phone’s limitations – keyboard typing but exploiting its strengths – mobility. This too will be the focus of Pacman Media – the creation of apps specifically designed for iPhone users to the extent that the app may be almost pointless on a desktop computer.

Our independent auditor has issued an audit opinion, which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

Our apps

Pacman Media intends to specialize in voice activated apps and we have three distinct voice activated concepts that we plan to design and launch. We believe that voice recognition technology is an exciting area, still could be in its infancy but maybe with boundless potential and opportunity. We believe this area best fulfills our strategy of designing apps with phone users in mind and these apps will also be useful for iPad or tablet users because, like phones, these devises are relatively mobile, meaning one could use them when ‘out and about’.

After research Pacman Media have set sights on Dragon dictation software as we decided it is the best technology on the market to power our apps and ensure that they work.
We aim to have apps that are voice activated, meaning that they respond to audio commands. Specifically we intend to exploit the transcription functions of Dragon dictation to streamline the implementation of common tasks in the film and television industries. During the preparation of a film, typically known as pre-production, crew members from all departments of the production, take notes when viewing a potential filming location for example. Many take notes by speaking into a dictaphone, which they then have to transcribe at a later point in order to review their notes. Our apps intend to save customer this trouble and therefore save him or her time and energy, basically streamline this process.At

Pacman Media we plan to hire a team who have backgrounds in the film and television creative industries and so appreciate and understand how our apps will be extremely useful to fellow media professionals.

Creating the apps

Developing apps with commercial intent using Dragon software will require purchasing the Dragon license, which costs $10,000.00. This is a one off payment after which Pacman Media will be free to exploit Dragon dictation software for all commercial purposes until ‘the end of time’.

Pacman Media will also require the services of a software development team. After careful research we have settled on The Future who we believe have a track record developing voice apps. Their development fee on our three showcase apps will range from $9000 - $15,000 depending on the project.

Launching the apps

Once an app is finished and ready to go to market it will be launched via the Apple App Store, which gives us access to a iPhone and iPad users worldwide, from the United States to United Kingdom to Japan, China to Europe. 30 percent of revenue from the store goes to Apple, and 70 percent goes to the producer of the app (minus an annual USD$99.00 development fee to Apple).

Pacman Media also planning to launch a promotional campaign to raise awareness of the unique features of each app. This may be done using celebrated artists, or industry professionals, where appropriate and all aspects of social media. In addition Pacman Media will try to lobby trade publications that specialize in reviewing new apps and technology, with a view to receiving positive coverage and greater exposure.

We plan to operate and sell our apps in English speaking countries, primarily the United States, the United Kingdom, Canada, Australia, South Africa and New Zealand. If our launch in these territories is successful we will consider a second launch in non-English speaking territories, which will involve translating and rebuilding the apps in Russian, Japanese or Chinese for example. In this scenario we would also have to examine the best platform for selling our apps, which may not involve the Apple Store who have run into repeated difficulties regarding their business operations in China.  Lunching our apps in bureaucratically strenuous country like Russia can bring additional challenges such as working out specific government regulations, potential political and economic instability, language barrier and similar issues and risks typical for a very foreign market.

Price

Many apps are free. Companies may pursue this strategy to showcase their products in the hope of securing future investment. Apps that charge for downloading range anywhere from under $1 to over $100. Typically an app will be in the $5 - $8 region.

We think that unlike mass use apps like ‘Angry Birds’ Pacman Media apps will be specialized and catered towards industry professionals, specifically professionals in the film and television creative industries as well as those aspiring to join their ranks such as film and media students. As such our apps will be in the region of $10.

RESULTS OF OPERATIONS

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

THREE AND SIX MONTHS PERIOD ENDED APRIL 30, 2016

Our net loss for the three months period ended April 30, 2016 was $2,600. During the three months period ended April 30, 2016 we have not generated any revenue. Our net income for the three months period ended April 30, 2015 was $750. During the three months period ended April 30, 2015 we have generated $780 of revenue.

Our net income for the six months period ended April 30, 2016 was $223. During the six months period ended April 30, 2016 we have generated $4,875 of revenue. Our net loss for the six months period ended April 30, 2015 was $1,755. During the six months period ended April 30, 2015 we have generated $780 of revenue.

During the three and six months period ended April 30, 2016 our operating expenses were bank service charges and professional fees. The weighted average number of shares outstanding was 4,000,000 for the three and six months period ended April 30, 2016.

LIQUIDITY AND CAPITAL RESOURCES

THREE MONTHS PERIOD ENDED MARCH 31, 2015

As at April 30, 2016, our total assets were $775. Total assets were comprised of $775 in cash.

As at April 30, 2016, our current liabilities were $1,680 and Stockholders’ equity was a deficit of $905.

CASH FLOWS FROM OPERATING ACTIVITIES

We have generated positive cash flows from operating activities. For the six months period ended April 30, 2016, net cash flows used in operating activities was $223.

CASH FLOWS FROM INVESTING ACTIVITIES

For the six months period ended April 30, 2016, we did not have any cash flows used in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the six months period ended April 30, 2016, we did not have any cash flows used in financing activities.

PLAN OF OPERATION AND FUNDING

The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

Management anticipates that the Company will be dependent, for the near future, on funds from this offering to fund operating expenses. The Company intends to position it self so that it may be able to raise additional funds through the capital markets. Our ability to generate sufficient cash flow is dependent on our ability to execute distribution agreements with publishing authors and our ability to attract customers to purchase our product. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Prior to raising sufficient funds from this offering the management plans to fund any deficiencies in cash with management loans to the company.

GOING CONCERN

The Company has generated limited revenues and incurred a loss resulting in an accumulated deficit of $6,581 as of April 30, 2016 and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and, or, the  private placement of common stock.

Because of the Company’s history of losses, its independent auditors, in the reports on the financial statements for the December 31, 2015 expressed substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that could result from the outcome of this uncertainty.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

OFF-BALANCE SHEET ARANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None

ITEM 4.	CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2016. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six-month period ended April 30, 2016  that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation.  There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A.	RISK FACTORS

None

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOITE OF SECURITIES HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

The following exhibits are included as part of this report by reference:

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in Unit 8954, 483 Green Lanes, London, N13 4BS, England, U.K., on June 21, 2016

PACMAN MEDIA INC.

By:	/Mr./	David Mark Evans
	Name:	David Mark Evans
	Title:	President, Secretary, Treasurer and Director
(Principal Executive, Financial and Accounting Officer)