Form 10-Q
period 2016-07-31
PACMAN MEDIA INC.
filed 2016-12-06
CIK 1625376

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Large accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   4,150,000 common shares issued and outstanding as of July 31, 2016.

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

 PACMAN MEDIA INC.

(A Development stage company)

Balance Sheets

	July 31, 2016 (Unaudited)	October 31, 2015 (Audited)

Current Assets
Cash and cash equivalents	$ 1,485	$ 552
TOTAL CURRENT ASSETS	$ 1,485	$ 552

Fixed Assets
Account Receivable	$ -	$ -
TOTAL ASSETS	$ 1,485	$ 552

Current Liabilities
Account Payable	$ -	$ -
Shareholder loan	$ 1,680	$ 1,680
TOTAL CURRENT LIABILITIES	$ 1,680	$ 1,680

Stockholders' Equity
Common stock
Authorized: $0.001 par value, 75,000,000 shares authorized
Issued and Outstanding:
4,150,000 common shares as of July 31, 2016	$ 4,150	$ 4,000
Additional paid in capital	$ 3,026	$ 1,676
Deficit accumulated during the development stage	$ (7,371)	$ (6,804)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	$ (195)	$ (1,128)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 1,485	$ 552
The accompanying notes are an integral part of these financial statements.

PACMAN MEDIA INC.

(A Development stage company)

Statements of Operations

(Unaudited)

	For the three months Ended July 31, 2016	For the nine months Ended July 31, 2016	For the three months Ended July 31, 2015	For the nine months Ended July 31, 2015

Revenue	$ -	$4,875	$-	$ 780

General and Administrative Expenses
Professional Fees	$ 700	$5,210	$189	$ 2,689
Office Expenses	$ -	$-	$-	$ -
Bank charges and interest	$ 90	$232	$90	$ 125
	$ 790	$5,442	$279	$ 2,814

Net Income (Loss)	$ (790)	$(567)	$(279)	$ (2,034)

Basic and diluted net loss per common share	($0.0010)	(0.0010)	(0.0010)	($0.0010)

Weighted average common shares
outstanding - basic and diluted	4,008,696	4,002,920	4,000,000	4,000,000

The accompanying notes are an integral part of these financial statements.

PACMAN MEDIA INC.

(A Development stage company)

Statements of Cash Flows

for the nine month periods ended

July 31, 2016 and 2015

(Unaudited)

	July 31, 2016	July 31, 2015

Cash Flows from Operating Activities
Net Income (loss)	$ (567)	$ (2,034)
Changes in:
Accrued Expenses	$ -	$ -
Account Payable	$ -	$ -
Net cash provided by (used in) operating activities	$ (567)	$ (2,034)

Cash Flow from Investing Activities
Account Receivable	$ -	$ -
Net cash provided (used in) investing activities	$ -	$ -

Financing Activities
Issuance of Common Stock	$ 1,500	$ -
Shareholder Loan	$ -	$ -
Net cash provided by financing activities	$ 1,500	$ -

Net increase (decrease) change in cash	$ 933	$ (2,034)

Cash and cash equivalents balance, beginning of period	$ 552	$ 3,326

Cash and cash equivalents balance, end of period	$ 1,485	$ 1,292

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

For the period ended July 31, 2016, the Company’s net loss from inception is 7,371.  The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues to operate profitably or raise additional capital through debt financing and/or through sales of common stock.

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

PACMAN MEDIA INC.

(A DEVELOPMENT STAGE COMPANY)

Disclosures as of July 31, 2016 and 2015

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments.  ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31, 2016.

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

PACMAN MEDIA INC.

(A DEVELOPMENT STAGE COMPANY)

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

Note 4: Legal Matters

The Company is not aware of any legal issues pending.

Note 5: Debt

From September 25, 2013 through July 31, 2016, Dave Evans, the sole director and President of the Company, provided loans to the Company totaling $1,680, which is being carried as a note payable. The loan is non-interest bearing, unsecured and due upon demand.

Note 6: Capital Stock

On September 25, 2013 the Company authorized 75,000,000 shares of commons stock with a par value of $0.001 per share.

On October 16, 2014 the Company issued 4,000,000 common shares for cash proceeds of $5,676.48.

On July 25, 2016 and July 26, 2016 the Company issued 150,000 common shares for cash proceeds of $1,500.

As of July 31, 2016 there were 4,150,000 shares of common stock issued and outstanding.

As of July 31, 2016 there were no outstanding stock options or warrants.

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

PACMAN MEDIA INC.

(A DEVELOPMENT STAGE COMPANY)

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

Note 9: Subsequent Events

In accordance with ASC 855-10, the Company has evaluated events subsequent through the date these financial statements have been issued to assess the need for potential recognition or disclosure in this report. Such events were evaluated through December 1, 2016, the date these financial statements were available to be issued.

In that regard the following events have occurred:

 1. The Company sold 250,000 shares of its common stock.

2. The Company received $2,500 cash for the shares sold.

Based upon further evaluation, it was determined that no other subsequent events have occurred requiring recognition or disclosure.

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

THREE AND NINE MONTHS PERIOD ENDED JULY 31, 2016

Our net loss for the three months period ended July 31, 2016 was $790. During the three months period ended July 31, 2016 we have not generated any revenue. Our net loss for the three months period ended July 31, 2015 was $279. During the three months period ended July 31, 2015 we have not generated any revenue.

Our net loss for the nine months period ended July 31, 2016 was $567. During the nine months period ended July 31, 2016 we have generated $4,875 of revenue. Our net loss for the nine months period ended April 30, 2015 was $2,034. During the nine months period ended July 31, 2015 we have generated $780 of revenue.

During the three and nine months period ended July 31, 2016 our operating expenses were bank service charges and professional fees. The weighted average number of shares outstanding was  4,008,696 for the three months ended July 31, 2016, and 4,002,920 for the nine months period ended July 31, 2016.

LIQUIDITY AND CAPITAL RESOURCES

THREE MONTHS PERIOD ENDED JULY 31, 2016

As at July 31, 2016, our total assets were $1,485. Total assets were comprised of $1,485 in cash.

As at July 31, 2016, our current liabilities were $1,680 and Stockholders’ equity was a deficit of $195.

CASH FLOWS FROM OPERATING ACTIVITIES

We did not have generated positive cash flows from operating activities. For the nine months period ended July 31, 2016, net cash flows used in operating activities was $567.

For the nine months period ended July 31, 2015, net cash flows used in operating activities was 2,034.

CASH FLOWS FROM INVESTING ACTIVITIES

For the nine months period ended July 31, 2016, we did not have any cash flows used in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the nine months period ended July 31, 2016, cash flow provided by financing activities was $1,500 received from the sale of common stock.

For the nine months period ended July 31, 2015, we did not have any cash flows used in financing activities.

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

GOING CONCERN

The Company has generated limited revenues and incurred a loss resulting in an accumulated deficit of $7,371 as of July 31, 2016 and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2016. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine-month period ended July 31, 2016  that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in Unit 8954, 483 Green Lanes, London, N13 4BS, England, U.K., on December 5, 2016.

PACMAN MEDIA INC.

By:	/Mr./	David Mark Evans
	Name:	David Mark Evans
	Title:	President, Secretary, Treasurer and Director
(Principal Executive, Financial and Accounting Officer)