Form 10-K
period 2016-10-31
PACMAN MEDIA INC.
filed 2017-05-26
CIK 1625376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: October 31, 2016

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________ to____________

Commission File Number: 333-202717

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

None
Securities registered under Section 12(b) of the Exchange Act

None
Securities registered under Section 12(g) of the Exchange Act

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [   ] No [X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ] No [X]

As of October 31, 2016 there were 4,400,000 shares outstanding of the registrant’s common stock.

PART I

Item 1.	Description of Business.

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Company

Overview

We were incorporated on September 25, 2013 in the State of Nevada.  We have never been involved in any reclassification, merger, consolidation or purchase or sale of a significant amount of assets nor have we ever declared bankruptcy, been in receivership, or been involved in any legal action or proceedings.

We are not a blank check registrant, as that term is defined in Rule 419(a)(2) of Regulation C of the Securities Act of 1933, since we have a specific business plan or purpose. We have not had preliminary contact or discussions with, nor do we have any present plans, proposals, arrangements or understandings with, any representatives of the owners of any business or company regarding the possibility of an acquisition or merger.

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

Related business

In promoting our apps we will be harnessing the power of social media and this is something we might be good at. As such we will also seek opportunities to provide our social media services and skills for others at a fee. We think that social media has become an ever growing and ever crucial component of advertising and Pacman Media will be utilizing twitter, facebook and youtube to promote our app. Despite its relative low cost, an effective social media campaign still requires specialized skill and strategy to run successfully. Our President David Evans has experience in this area and once we are able to demonstrate the successful launch of Pacman Media by harnessing the power of social media we might be able to raise revenue by offering these skills out to other companies and brands for a fee. Specifically we are talking about running a twitter feed, with constant updates relating to the linear progression of a brand’s release to the public and a facebook page where we will aggressively pursue ‘likes,’ ‘friends’ and lengthier updates. In addition we are considering running a youtube channel that will provide a platform to release promotional videos.

Major Risk

The market is saturated with mobile apps. We researched the data available, which shows most recent statistic only as of June 2014, there were more than 1,200,000 apps available for download from the Apple Store, this is according to the website that the we came across called Tech Crunch, found at the following web link: http://techcrunch.com/2014/06/02/itunes-app-store-now-has-1-2-million-apps-has-seen-75-billion-downloads-to-date/.  This may mean that the market is saturated and the difficulty to stand out from the crowd is present.

An additional risk is that one can launch an app that has some success but then it is copied by bigger companies with more resources or an established presence on the market and improved upon leading to loss of market share. This seems to be a common occurrence with several similar type apps launched within months of each other and becoming fierce competitors.
However, taken from our further research on the various unrelated to our company Internet websites, for comparison there were 900,000 available for download in June 2013.In July 2009 there were .01 billion apps downloaded.
By October 2014 this had risen to 85 billion apps downloaded from the Apple Store (cumulative).
The trick is to stand out from the crowd, facilitating a groundswell of support that goes ‘viral’.

Mission

Our aim is facilitating a groundswell of support that goes ‘viral’.

Description of Property

We do not currently own any property. We are currently operating out of the premises of our President, on a rent-free basis. We consider our current principal office space arrangement adequate.

Non-cash assets.

Pacman Media Inc. owns a website with domain address www.pacmanmedia.net. The value to the Company’s adds a full business plan with a detailed 12 months Plan of Operations.
We have a Consulting Agreement with Laetitia Lawrence, which is in effect from November 23, 2014.

Item 1A.	Risk Factors.

Not applicable to smaller reporting companies.

Item 1B.	Unresolved Staff Comments.

We do not have unresolved staff comments

Item 2	Description of Properties

We do not own any real property.

Item 3.	Legal proceedings.

We are not party to any legal proceedings and to our knowledge no such proceedings are threatened or contemplated.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters.

DETERMINATION OF OFFERING PRICE

There is no established market for our stock. The offering price of the shares has been determined arbitrarily by us. The price does not bear any relationship to our assets, book value, earnings, or other established criteria for valuing a privately held company. In determining the number of shares to be offered and the offering price, we took into consideration our capital structure and the amount of money we would need to implement our business plans. Accordingly, the offering price should not be considered an indication of the actual value of our securities.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Upon the effectiveness of the registration statement of which this prospectus forms a part, we intend to seek a market maker to file an application with the FINRA to have our stock quoted on the OTC Bulletin Board. However, we cannot assure you that our shares will be quoted on the OTC Bulletin Board or, if quoted, that a public market will materialize.

The Securities and Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission, that:

a. contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

b. contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with  respect to a violation of such duties or other requirements of the securities laws;

c. contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;

d contains a toll-free telephone number for inquiries on disciplinary actions;

e. defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and

f.  contains such other information and is in such form, including language, type, size and format, as the Securities and Exchange Commission shall require by rule or regulation.

The broker or dealer also must provide, prior to effecting any transaction in a penny stock, the customer with:

(a) bid and offer quotations for the penny stock;

(b) the compensation of the broker-dealer and its salesperson in the transaction;

(c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

(d) a monthly account statement showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a suitably written statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock. Therefore, if our common stock becomes subject to the penny stock rules, stockholders may have difficulty selling those securities.

Holders

We had nine shareholders of our common stock as of October 31, 2016.

Securities Authorized For Issuance under Equity Compensation Plans

We do not have any securities authorized for issuance under any equity compensation plans.

Penny Stock Regulation

The SEC has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) of less than $5.00 per share or an exercise price of less than $5.00 per share.  Such securities are subject to rules that impose additional sales practice requirements on broker-dealers who sell them.  For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchaser of such securities and have received the purchaser’s written consent to the transaction prior to the purchase.  Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a disclosure schedule prepared by the SEC relating to the penny stock market.  The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market.  Finally, among other requirements, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.  As the Shares immediately following this Offering will likely be subject to such penny stock rules, purchasers in this Offering will in all likelihood find it more difficult to sell their Shares in the secondary market.

DIVIDEND POLICY

We have not paid any cash dividends to shareholders.  The declaration of any future cash dividends is at the discretion of our board of directors and depends upon our earnings, if any, our capital requirements and financial position, general economic conditions, and other pertinent conditions.  It is our present intention not to pay any cash dividends in the foreseeable future, but rather to reinvest earnings, if any, in our business operations.

OTHER STOCHOLDER MATTERS

None.

Item 6.	Selected financial data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward-looking statements.   Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

RESULTS OF OPERATIONS

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

FISCAL YEAR ENDED OCTOBER 31, 2016 COMPARED TO OCTOBER 31, 2015.

REVENUE

We recognized revenue of $4,875 for the year ended October 31, 2016, compare to $780 for the year ended October 31, 2015.

OPERATING EXPENSES

We incurred operating expenses of $ 7,858 and 3,554 for year ended October 31, 2016 and 2015 respectively.  Our operating expenses consisted of bank service charges and professional fees; Expenses incurred during the fiscal year ended October 31, 2016 as compared to period ended October 31, 2015 increased primarily due to the increased scale and scope of business operations.

NET LOSSES

Our net loss for the fiscal year ended October 31, 2016 was $ 2,983 compared to a net loss of $2,774 as of October 31, 2015.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2016, our total assets were $1,569 comprised of cash $1,569. Our total liabilities were $1,680 comprised of a loan from director. As of October 31, 2015, our total assets were $552 comprising of cash $552. Our total liabilities were $1,680 comprised of a loan from director.

Shareholders’ equity has increased from $(1,128) as of October 31, 2015 to a deficit of $(111) as of October 31, 2016. Deficit was due to the increase in operating expenses.

The Company has accumulated a deficit of $9,787 as of October 31, 2016 and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, sales, loans from directors and, or, the private placement of common stock.

Because of the Company’s history of losses, its independent auditors, in the report on the financial statements for the year ended October 31, 2016 and October 31, 2015. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that could result from the outcome of this uncertainty.

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

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the fiscal year ended October 31, 2016, net cash flows used in operating activities was $7,858 compared to $3,554 for October 31, 2015.

CASH FLOWS FROM INVESTING ACTIVITIES

For the fiscal year ended October 31, 2016 and 2015 we have not generated positive cash flows from investing activities.

CASH FLOW FROM FINANCING ACTIVITIES

We have financed our operations primarily from the sale of shares of our common stock or by way of loan from our director. For the fiscal year ended October 31, 2016, net cash from financing activities was $4,000 consisting of share issuance. For the fiscal year ended October 31, 2015, we have not generated cash flows from financing activities.

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

GOING CONCERN

The Company has generated limited revenues and incurred a loss resulting in an accumulated deficit of $9,787 as of October 31, 2016 and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Because of the Company’s history of losses, its independent auditors, in the reports on the financial statements for the October 31, 2016 expressed substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that could result from the outcome of this uncertainty.

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

SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

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

Disclosures

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments.  ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of October 31, 2016.

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

2. Delivery has occurred

3 The selling price is fixed and determinable

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to smaller reporting companies.

Item 8.	Financial Statements and Supplementary Data.

PACMAN MEDIA INC.

MICHAEL GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

10544 ALTON AVE NE

SEATTLE, WA  98125

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Pacman Media Inc.

We have audited the accompanying balance sheets of Pacman Media Inc. as of October 31, 2016 and 2015 and the related statements of operations, stockholders’ deficit and cash flows for the periods then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Pacman Media Inc. for the years ended October 31, 2016 and 2015 and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #2 to the financial statements, although the Company has limited operations it has yet to attain profitability. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note #2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ MICHAEL GILLESPIE & ASSOCIATES, PLLC

Seattle, Washington

May 17, 2017

PACMAN MEDIA INC.

Balance Sheets

	October 31, 2016 (Audited)	October 31, 2015 (Audited)

Current Assets
Cash and cash equivalents	$1,569	$ 552
TOTAL CURRENT ASSETS	$1,569	$ 552

Fixed Assets
Account Receivable	$-	$ -
TOTAL ASSETS	$1,569	$ 552

Current Liabilities
Account Payable	$-	$ -
Shareholder loan	$1,680	$ 1,680
TOTAL CURRENT LIABILITIES	$1,680	$ 1,680

Stockholders' Equity
Common stock
Authorized: $0.001 par value, 75,000,000 shares authorized
4,400,000 and 4,000,000 common shares issued and outstanding respectively;	$4,400	$ 4,000
Additional paid in capital	$5,276	$ 1,676
Deficit accumulated during the development stage	$(9,787)	$ (6,804)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	$(111)	$ (1,128)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,569	$ 552

The accompanying notes are an integral part of these financial statements

PACMAN MEDIA INC.

Statements of Operations

(Audited)

	For the Year Ended October 31, 2016	For the Year Ended October 31, 2015

Revenue	$4,875	$ 780

General and Administrative Expenses
Professional Fees	$7,510	$ 3,339
Office Expenses	$-	$ -
Bank charges and interest	$348	$ 215
	$7,858	$ 3,554

Net Income (Loss)	$(2,983)	$ (2,774)

Basic and diluted net loss per common share	(0.0010)	($0.0010)

Weighted average common shares
outstanding - basic and diluted	4,075,890	4,000,000

The accompanying notes are an integral part of these financial statements.

PACMAN MEDIA INC.

Statement of cash flows

 (Audited)

	October 31, 2016	October 31, 2015

Cash Flows from Operating Activities
Net Income (loss)	$ (2,983)	$ (2,774)
Changes in:
Accrued Expenses	$ -	$ -
Account Payable	$ -	$ -
Net cash provided by (used in) operating activities	$ (2,983)	$ (2,774)

Cash Flow from Investing Activities
Account Receivable	$ -	$ -
Net cash provided (used in) investing activities	$ -	$ -

Financing Activities
Issuance of Common Stock	$ 4,000	$ -
Shareholder Loan	$ -	$ -
Net cash provided by financing activities	$ 4,000	$ -

Net increase (decrease) change in cash	$ 1,017	$ (2,774)

Cash and cash equivalents balance, beginning of period	$ 552	$ 3,326

Cash and cash equivalents balance, end of period	$ 1,569	$ 552

The accompanying notes are an integral part of these financial statements.

PACMAN MEDIA INC.

Statement of Changes In Stockholders’ Equity

From September 25, 2013 (Inception) to October 31, 2016

(Audited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders' Equity

Balance at October 31, 2014	4,000,000	$ 4,000	$ 1,676	$ (4,030)	$ 1,646
Net Loss for the year ended October 31, 2015		$ -	$ -	$ (2,774)	$ (2,774)
Balance at October 31, 2015	4,000,000	$ 4,000	$ 1,676	$ (6,804)	$ (1,128)
Issuance of common shares for cash at $0.01 per for the year ended October 31, 2016	400,000	$ 400	$ 3,600	$ -	$ 4,000
Net Loss for the year ended October 31, 2016		$ -	-	$ (2,983)	$ (2,983)
Balance at October 31, 2016	4,400,000	$ 4,400	$ 5,276	$ (9,787)	$ (111)
The accompanying notes are an integral part of these financial statements.

PACMAN MEDIA INC.

Notes to the Audited Financial Statements

October 31, 2016 and October 31, 2015

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

For the period ended October 31, 2016, the Company’s net loss from inception is $9,787.  The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues to operate profitably or raise additional capital through debt financing and/or through sales of common stock.

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

Cash and Cash Equivalents

PACMAN MEDIA INC.

Notes to the Audited Financial Statements

October 31, 2016 and October 31, 2015

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Disclosures as of July 31, 2016 and 2015

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments.  ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of October 31, 2016.

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

PACMAN MEDIA INC.

Notes to the Audited Financial Statements

October 31, 2016 and 2015

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

Note 4: Legal Matters

The Company is not aware of any legal issues pending.

Note 5: Debt

From September 25, 2013 through October 31, 2016, Dave Evans, the sole director and President of the Company, provided loans to the Company totaling $1,680, which is being carried as a note payable. The loan is non-interest bearing, unsecured and due upon demand.

Note 6: Capital Contribution

The Company had made a capital contribution of $1,676 as of October 31, 2014.

Note 7: Capital Stock

On September 25, 2013 the Company authorized 75,000,000 shares of commons stock with a par value of $0.001 per share.

On October 16, 2014 the Company issued 4,000,000 common shares for cash proceeds of $4,000.

On July 25, 2016 and July 26, 2016 the Company issued 150,000 common shares for cash proceeds of $1,500.

During the month of September, 2016 the Company issued 250,000 common shares for cash proceeds of $2,500.

As of October 31, 2016 there were 4,400,000 shares of common stock issued and outstanding.

As of October 31, 2016 there were no outstanding stock options or warrants.

Note 8: Income Taxes

As of October 31, 2016, the Company had net operating loss carry forwards of approximately $9,787 that may be available to reduce future years’ taxable income in varying amounts through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

	October 31, 2016	October 31, 2015
Federal income tax benefit attributable to:
Current Operations	$ 1,014	$ 943
Less: valuation allowance	(1,014)	(943)
Net provision for Federal income taxes	0	0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	October 31, 2016	October 31, 2015
Deferred tax asset attributable to:
Net operating loss carryover	$ 3,327	$ 2,313
Less: valuation allowance	(3,327)	(2,313)
Net deferred tax asset	0	0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $9,787 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

Note 9: Related Party Transactions

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

Note 10: Subsequent Events

In accordance with ASC 855-10, the Company has evaluated events subsequent through the date these financial statements have been issued to assess the need for potential recognition or disclosure in this report. Such events were evaluated through October 31, 2016, the date these financial statements were available to be issued.

After October 31, 2016, the company issued 1,450,000 shares of common stock to 18 shareholders at $0.01 per share totaling $14,500.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

We do not have disagreements with our external auditors on accounting and financial disclosure.

Item 9A(T).	Controls and Procedures

DISCLOSURE OF COMMISSION POSITION ON INDEMNIFICATION FOR SECURITIES ACT LIABILITIES

Insofar as indemnification for liabilities arising under the Securities Act of 1933, as amended, may be permitted to our directors, officers or persons controlling us, we have been advised that it is the Securities and Exchange Commission’s opinion that such indemnification is against public policy as expressed in such act and is, therefore, unenforceable.

MANAGEMENT’S DISCUSSION AND ANALYSIS

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this prospectus. Some of the information contained in this discussion and analysis or set forth elsewhere in this prospectus, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of this prospectus for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

To meet our need for cash we are attempting to raise money from this offering. We believe that we will be able to raise enough money through this offering to start our proposed operations but we cannot guarantee that once we start operations we will stay in business after doing so. If we are unable to successfully attract customers to buy our Web Services we may quickly use up the proceeds from this offering and will need to find alternative sources. At the present time, we have not made any arrangements to raise additional cash, other than through this offering.

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding an annual non-binding advisory vote on executive compensation and nonbinding stockholder approval of any golden parachute payments not previously approved. In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we are choosing to “opt out” of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

System of Internal Control over Financial Reporting

Although our Company is unable to meet the standards under COSO because of the limited funds available to a company of our size and stage of development, we are committed to improving our financial organization. As funds become available, we will undertake to: (1) create a position to  segregate duties consistent with control objectives, (2) increase our personnel resources and technical accounting expertise within the accounting function (3) appoint one or more outside directors to our board of directors who shall be appointed to the audit committee of our Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and (4) prepare and implement sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.  However, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our Company have been detected.  These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Projections of any evaluation of controls effectiveness to future periods are subject to risks.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of October 31, 2016, that occurred during our fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s  report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Item 9B.	Other Information.

All other information is disclosed on U.S. Securities and Exchange Commission: official Federal Agency website www.sec.gov

PART III

Item 10	Directors, Executive Officers, Promoters and Control Persons of the Company.

The following table sets forth as of October 31, 2016, the names, positions and ages of our current executive officers and directors

Our executive officer and our treasurer their age as of the date of this prospectus is as follows:

Name	Age	Position
David Mark Evans	33	President, Secretary, Treasurer, Chief Executive Officer and member of the Board of Directors.

The person named above has held his offices/positions since the inception of our company and is expected to hold his offices/positions until the next annual meeting of our stockholders.

Biographical Information

David Mark Evans was born in London and attended the prestigious Great Walstead boarding school before completing his ‘A’ levels at West Thames College. It was at West Thames that Dave developed his interests in Information Technology.

David pursued his love of IT, working for the Hammersmith and Fulham Adult Education Department (Jan 2005 – March 2010) where he ran a local information technology hub known as the Media Café, providing training and skills via internet learning.

David has since worked in sales and property and development for Cohen Associates (May 2010 – August 2011) From Jan 2012 to the present, David has worked on a freelance basis for film and television companies running their social media departments for the benefit of promoting their film releases and productions. For several years David Evans has worked on smartphone and tablet applications (apps) that he is planning to further develop and lunch through Pacman Media Inc. David still works as a social media consultant and does so for twenty hours per week on average.

During the past ten years Mr. Evans has not been the subject of the following event:

     1. Any bankruptcy petition filed by or against any business of which Mr. Evans was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

     2. Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

     3. An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Mr. Evans’s involvement in any type of business, securities or banking activities.

     4. Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Board Composition

Our Bylaws provide that the Board of Directors shall consist of at least one member, and that our shareholders shall determine the number of directors from time to time. Each director serves for a term that expires until the next annual meeting of shareholders and until his successor shall have been elected and qualified, or until his earlier resignation, removal from office, or death.

Committees of the Board of Directors

We do not presently have a separately constituted audit committee, compensation committee, nominating committee, executive committee or any other committees of our Board of Directors. Nor do we have an audit committee “financial expert.” As such, our entire Board of Directors acts as our audit committee and handles matters related to compensation and nominations of directors.

Potential Conflicts of Interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our sole director, who is also our sole executive officer. Thus, there is an inherent conflict of interest.

Significant Employees

 We have no significant employees other than the executive officers described above.

Item 11.	Executive Compensation.

Since our incorporation on September 25th, 2013, we have not compensated and have no arrangements to compensate our president and director Mr. Evans for his services to us as an officer. However, we anticipate that Mr. Evans will receive compensation from the Company once cash flow that we generate from operations significantly exceeds our total expenses. We have not granted any stock options to Mr. Evans; there are no stock option, retirement, pension, or profit sharing plans for the benefit of Mr. Evans; and, we have not entered into any employment or consulting agreements with Mr. Evans.  However, as president and director of the company Mr. Evans has the power to set his own compensation.

The following table sets forth the compensation paid by us for the period from inception until the fiscal year ending October 31, 2016, and subsequent thereto, for our sole officer and director. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation addresses all compensation awarded to, earned by, or paid to our named executive officers.

Name and Principal Position David Mark Evans Chief Executive Officer	Year	Salary($)	Bonus($)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
	2013	0	0	0	0	0	0	0	0
	2014	0	0	0	0	0	0	0	0
	2015	0	0	0	0	0	0	0	0
	2016	0	0	0	0	0	0	0	0

Outstanding Equity Awards at 2016 Fiscal Year-End

We do not currently have a stock option plan nor did any long-term incentive plans that provide compensation intend to serve as an incentive for performance. No individual grants of stock options or other equity incentive awards have been made to our president and director since our inception; accordingly, none were outstanding at October 31, 2016.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements.

There are currently no employments or other contracts or arrangements with our executive officer. There are no compensation plans or arrangements, including payments to be made by us, with respect to our sole officer or director that would result from the resignation, retirement or any other termination of such person from us. There are no arrangements for our director or officer that would result from a change-in-control.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of October 31, 2016 for our director.  There is no other person or group or affiliated persons, known by us to beneficially own more than 5% of our common stock.

We have determined beneficial ownership in accordance with the rules of the Securities and Exchange Commission. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Unless otherwise indicated, the person identified in this table has sole voting and investment power with respect to all shares shown as beneficially owned by him, subject to applicable community property laws, and the address for each person listed in the table is Pacman Media Inc., Unit 8954 483 Green Lanes, London, N13 4BS England, U.K.

The percentage ownership information shown in the table below is calculated based on 4,397,400 shares of our common stock issued and outstanding as of October 31, 2016. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.

Name and Address of Beneficial Owner	No. of Common Stock Before Offering	No. of Common Stock After Offering	Percentage of Ownership Before Offering
David Evans Unit 8954 483 Green Lanes,London, N13 4BS England, U.K.	4,000,000	4,000,000	90,96%
Officers and directors (1 persons)	4,000,000	4,000,000	90,96%

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than ten percent of our common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of our common stock. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Company shares bought by our director

On January 2015, we issued an aggregate of 4,000,000 shares of our common stock to our director David Evans, for aggregate consideration of $4,000.

Loan from our director

On October 10, 2014 our director loaned $1,680 to the Company. The loan is unsecured, non-interest bearing and due on demand. The balance due to the director is $1,680 as of October 31, 2016.

Director Independence

As of the date of this Registration Statement filed on Form 10K, we have no independent directors.

Involvement in Certain Legal Proceedings

No director, person nominated to become a director, executive officer, promoter or control person of our company has, during the last ten years: (i) been convicted in or is currently subject to a pending a criminal proceeding (excluding traffic violations and other minor offenses); (ii) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to any federal or state securities or banking or commodities laws including, without limitation, in any way limiting involvement in any business activity, or finding any violation with respect to such law, nor (iii) any bankruptcy petition been filed by or against the business of which such person was an executive officer or a general partner, whether at the time of the bankruptcy or for the two years prior thereto.

Stockholder Communications with the Board

We have not implemented a formal policy or procedure by which our stockholders can communicate directly with our Board of Directors. Nevertheless, every effort will be made to ensure that the views of stockholders are heard by the Board of Directors, and that appropriate responses are provided to stockholders in a timely manner. During the upcoming year, our Board will continue to monitor whether it would be appropriate to adopt such a process.

Item 14.	Principal Accounting Fees and Services.

During fiscal year ended October 31, 2016, we incurred approximately $2,821 in fees to our principal independent accountants for professional services rendered.

During fiscal year ended October 31, 2015, we incurred approximately $2,000 in fees to our principal independent accountants for professional services rendered.

PART IV

Item 15.	Exhibits

The following exhibits are included as part of this report by reference:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in Unit 8954, 483 Green Lanes,London, N13 4BS, England, U.K., on May 26, 2017.

PACMAN MEDIA INC.

By:	/Mr./	David Mark Evans
	Name:	David Mark Evans
	Title:	President, Secretary, Treasurer and Director
(Principal Executive, Financial and Accounting Officer)

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.