Form 10-Q
period 2016-01-31
PACMAN MEDIA INC.
filed 2017-07-03
CIK 1625376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: January 31, 2017

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

1 | Page

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [  ] Accelerated filer [   ] Non-accelerated filer [   ] Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X] No [  ]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes[   ]  No[ X  ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of January 31, 2017
Common Stock: $0.001	4,920,000

2 | Page

3 | Page

PACMAN MEDIA INC.

Condensed Balance Sheets  (unaudited)

ASSETS	January 31, 2017	October 31, 2016
Current Assets
Cash and cash equivalents	$ 4,379	$ 1,569
Total Current Assets	4,379	1,569
Total Assets	$ 4,379	$ 1,569

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accrued expenses	$ -	$ -
Loan from director	1,680	1,680
Total Liabilities	$ 1,680	$ 1,680
Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 4,920,000 and 4,400,000 shares issued and outstanding respectively;	4,920	4,400
Additional paid in capital	9,956	5,276
Deficit accumulated during the development stage	(12,177)	(9,787)
Total Stockholders’ Equity (Deficit)	2,699	(111)
Total Liabilities and Stockholders’ Equity	$ 4,379	$ 1,569

See accompanying notes to condensed unaudited financial statements.

4 | Page

PACMAN MEDIA INC.

Condensed Statements of Operations (unaudited)

	Three months ended January 31, 2017	Three months ended January 31, 2016

REVENUES	$ -	$ 4,875

OPERATING EXPENSES
Professional Fees	2,300	2,000
Bank fees	90	52
TOTAL OPERATING EXPENSES	2,390	2,052

NET INCOME/ LOSS FROM OPERATIONS	(2,390)	2,823

PROVISION FOR INCOME TAXES	-	-

NET INCOME/ LOSS	$ (2,390)	$ 2,823

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	4,702,609	4,000,000

See accompanying notes to condensed unaudited financial statements.

5 | Page

PACMAN MEDIA INC.

Condensed Statement of Cash Flows (unaudited)

	Three months to January 31, 2017	Three months to January 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (2,390)	$ 2,823
Changes in assets and liabilities:
Increase in accounts payable	-	1,500
Accounts Receivable	-	(4,875)
CASH FLOWS USED IN OPERATING ACTIVITIES	(2,390)	(552)

CASH FLOWS USED IN INVESTIG ACTIVITIES
CASH FLOWS USED IN INVESTING ACTIVITIES	-	-

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Issuance of Common Stock	5,200	-
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	5,200	-

NET INCREASE IN CASH	2,810	(552)
Cash, beginning of period	1,569	-
Cash, end of period	$ 4,379	$ 552

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

See accompanying notes to condensed unaudited financial statements.

6 | Page

PACMAN MEDIA INC.

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

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Financial Statements and related disclosures as of October 31, 2016 are audited pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Unless the context otherwise requires, all references to “Pacman Media, Inc.,” “we,” “us,” “our” or the “company” are to Pacman Media, Inc.

Note 2: Going Concern

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern.

For the period ended January 31, 2017, the Company had a net loss of $2,390.  The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues to operate profitably or raise additional capital through debt financing and/or through sales of common stock.

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

Disclosures as of January 31, 2017 and 2016

7 | Page

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments.  ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of January 31, 2017.

The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values.  These financial instruments include cash, accrued liabilities and notes payable.

Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value.

?

The results for the three months ended January 31, 2017 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on

Form 10K for the year ended October 31, 2016, filed with the Securities and Exchange Commission.

?

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at January 31, 2017 and for the related periods presented.

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

8 | Page

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

Note 4: Legal Matters

The Company has no known legal issues pending.

Note 5: Debt

From September 25, 2013 through January 31, 2017, Dave Evans, the sole director and President of the Company, provided loans to the Company totaling $1,680, which is being carried as a note payable. The loan is non-interest bearing, unsecured and due upon demand.

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

During the months of November, December and January 2017, the Company issued 520,000 common shares for cash proceeds of $5,200 at $0.01 per share.

As of January 31, 2017 there were 4,920,000 shares of common stock issued and outstanding.

As of January 31, 2017 there were no outstanding stock options or warrants.

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

9 | Page

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

Note 9: Subsequent Events

In accordance with ASC 855-10, the Company has evaluated events subsequent through the date these financial statements have been issued to assess the need for potential recognition or disclosure in this report. Such events were evaluated through January 31, 2017 and to the date these financial statements were available to be issued.

After January 31, 2017, the Company issued 930,000 shares of common stock to 5 shareholders at $0.01 per share.

FORWARD LOOKING STATEMENTS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

EMPLOYEES AND EMPLOYMENT AGREEMENTS

At present, we have no employees other than our officer and director.  We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future.  There are presently no personal benefits available to any officers, directors or employees.

Results of Operation

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

10 | Page

Three Months Period Ended January 31, 2017 and 2016

Our net income/ loss for the three months periods ended January 31, 2017 and 2016 were $(2,390) and $2,823.  During the three months periods ended January 31, 2017 we have not generated any revenue.  During the three months periods ended January 31, 2016 we have generated revenue in the amount of $4,875.

During the three months periods ended January 31, 2017 and 2016, our operating expenses were bank fees and professional fees. The weighted average number of shares outstanding was 4,702,609 and 4,000,000 for the three months ended January 31, 2017 and 2016.

Liquidity and Capital Resources

Three Months Period Ended January 31, 2017

As at January 31, 2017, our total assets were $4,379 compared to $1,569 in total assets as of October 31, 2016. Total assets were comprised of cash and equivalents. As at January 31, 2017 and October 31, 2016, our current liabilities were $1,680. Stockholders’ equity was $ 2,699 as of January 31, 2017 compare to stockholders' equity of $ (111) as of October 31, 2016.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities for the three months period ended January 31, 2017, net cash flows used in operating activities was $(2,390) and for the three months period ended January 31, 2016 $(552).

Cash Flows from Investing Activities

For the three months period ended January 31, 2017 and 2016, we have not generated cash flows from investing activities.

Cash Flows from Financing Activities

For the three months period ended January 31, 2017, we have generated cash flows from financing activities $5,200 from issuance of common stock.  For the three months period ended January 31, 2016, we have not generated cash flows from financing activities.

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next three months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term

11 | Page

operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations. We will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our directors, although no future arrangement for additional loans has been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

The independent auditors' review report accompanying our October 31, 2016 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No report required.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended January 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

12 | Page

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

No report required.

ITEM 6. EXHIBITS

Exhibits:

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

13 | Page

Pacman Media Inc.
Dated: July 3, 2017	By: /s/ David Mark Evans David Mark Evans, President and Chief Executive Officer and Chief Financial Officer

14 | Page