Form 10-Q
period 2017-04-30
PACMAN MEDIA INC.
filed 2017-07-17
CIK 1625376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: April 30, 2017

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of April 30, 2017
Common Stock: $0.001	5,850,000

2 | Page

3 | Page

PACMAN MEDIA INC.

Condensed Balance Sheets  (unaudited)

ASSETS	April 30, 2017	October 31, 2016
Current Assets
Cash and cash equivalents	$ 13,563	$ 1,569
Total Current Assets	13,563	1,569
Total Assets	$ 13,563	$ 1,569

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accrued expenses	$ -	$ -
Loan from director	1,680	1,680
Total Liabilities	$ 1,680	$ 1,680
Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 5,850,000 and 4,400,000 shares issued and outstanding respectively;	5,850	4,400
Additional paid in capital	18,326	5,276
Deficit accumulated during the development stage	(12,293)	(9,787)
Total Stockholders’ Equity (Deficit)	11,883	(111)
Total Liabilities and Stockholders’ Equity	$ 13,563	$ 1,569

See accompanying notes to condensed unaudited financial statements.

4 | Page

PACMAN MEDIA INC.

Condensed Statements of Operations (unaudited)

	Three months ended April 30, 2017	Three months ended April 30, 2016	Six months ended April 30, 2017	Six months ended April 30, 2016

REVENUES	$ -	$ -	$ -	$ 4,875

OPERATING EXPENSES
Professional Fees	-	2,500	2,300	4,510
Bank fees	116	90	206	142
TOTAL OPERATING EXPENSES	116	2,600	2,506	4,652

NET INCOME/ LOSS FROM OPERATIONS	(116)	(2,600)	(2,506)	223

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME/ LOSS	$ (116)	$ (2,600	$ (2,506)	$ 223

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	6,172,637	4,000,000	5,429,546	4,000,000

See accompanying notes to condensed unaudited financial statements.

5 | Page

PACMAN MEDIA INC.

Condensed Statement of Cash Flows (unaudited)

	Six months to April 30, 2017	Six months to April 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (2,506)	$ 223
Changes in assets and liabilities:
Increase in accounts payable	-	-
Accounts Receivable	-	-
CASH FLOWS USED IN OPERATING ACTIVITIES	(2,506)	223

CASH FLOWS USED IN INVESTIG ACTIVITIES
CASH FLOWS USED IN INVESTING ACTIVITIES	-	-

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Issuance of Common Stock	14,500	-
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	14,500	-

NET INCREASE IN CASH	11,994	223
Cash, beginning of period	1,569	552
Cash, end of period	$ 13,563	$ 775

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

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

For the period ended April 30, 2017, the Company had a net loss of $116.  The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues to operate profitably or raise additional capital through debt financing and/or through sales of common stock.

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

Disclosures as of April 30, 2017 and 2016

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments.  ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  Fair

7 | Page

value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of April 30, 2017.

The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values.  These financial instruments include cash, accrued liabilities and notes payable.

Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value.

?

The results for the three months ended April 30, 2017 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on

Form 10K for the year ended October 31, 2016, filed with the Securities and Exchange Commission.

?

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at April 30, 2017 and for the related periods presented.

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

8 | Page

Note 4: Legal Matters

The Company has no known legal issues pending.

Note 5: Debt

From September 25, 2013 through April 30, 2017, Dave Evans, the sole director and President of the Company, provided loans to the Company totaling $1,680, which is being carried as a note payable. The loan is non-interest bearing, unsecured and due upon demand.

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

As of April 30, 2017 the Company issued 930,000 common shares for cash proceeds of $9,300 at $0.01 per share.

As of April 30, 2017 there were 5,850,000 shares of common stock issued and outstanding.

As of April 30, 2017 there were no outstanding stock options or warrants.

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

Note 9: Subsequent Events

In accordance with ASC 855-10, the Company has evaluated events subsequent through the date these financial statements have been issued to assess the need for potential recognition or disclosure in this report. Such events were evaluated through April 30, 2017 and to the date these financial statements were available to be issued.

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

Three Months Period Ended April 30, 2017 and 2016

10 | Page

Our net income/loss for the three months periods ended April 30, 2017 and 2016 were $(116) and $(2,600).  During the three months periods ended April 30, 2017 we have not generated revenue.  During the three months periods ended April 30, 2016 we have not generated any revenue.

During the three months periods ended April 30, 2017 and 2016, our operating expenses were bank fees and professional fees. The weighted average number of shares outstanding was 6,172,637 and 4,000,000 for the three months ended April 30, 2017 and 2016.

Liquidity and Capital Resources

Three Months Period Ended April 30, 2017

As at April 30, 2017, our total assets were $13,563 compared to $1,569 in total assets as of October 31, 2016. Total assets were comprised of cash and equivalents. As at April 30, 2017 and October 31, 2016, our current liabilities were $1,680. Stockholders’ equity was $ 11,883 as of April 30, 2017 compare to stockholders' equity of $ (111) as of October 31, 2016.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities for the six months period ended April 30, 2017, net cash flows used in operating activities was $(2,506) and for the six months period ended April 30, 2016 $223.

Cash Flows from Investing Activities

For the six months period ended April 30, 2017 and 2016, we have not generated cash flows from investing activities.

Cash Flows from Financing Activities

For the six months period ended April 30, 2017, we have generated cash flows from financing activities $14,500 from issuance of common stock.  For the six months period ended April 30, 2016, we have not generated cash flows from financing activities.

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next three months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not

11 | Page

available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations. We will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our directors, although no future arrangement for additional loans has been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended April 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

12 | Page

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

13 | Page

Pacman Media Inc.
Dated: July 17, 2017	By: /s/ David Mark Evans David Mark Evans, President and Chief Executive Officer and Chief Financial Officer

14 | Page