Form 10-Q
period 2017-07-31
PACMAN MEDIA INC.
filed 2017-10-05
CIK 1625376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: July 31, 2017

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of July 31, 2017
Common Stock: $0.001	5,850,000

PACMAN MEDIA INC.

Condensed Balance Sheets  (unaudited)

ASSETS	July 31, 2017	October 31, 2016
Current Assets
Cash and cash equivalents	$ 9,459	$ 1,569
Total Current Assets	9,459	1,569

Other Assets
Website Development	6,500	-
Total Assets	$ 15,959	$ 1,569

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accrued expenses	$ -	$ -
Accounts Payable (Website Development)	6,500	-
Loan from director	1,680	1,680
Total Liabilities	$ 8,180	$ 1,680
Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 5,850,000 and 4,400,000 shares issued and outstanding respectively;	5,850	4,400
Additional paid in capital	18,326	5,276
Deficit accumulated during the development stage	(16,397)	(9,787)
Total Stockholders’ Equity (Deficit)	7,779	(111)
Total Liabilities and Stockholders’ Equity	$ 15,959	$ 1,569

See accompanying notes to condensed unaudited financial statements.

PACMAN MEDIA INC.

Condensed Statements of Operations (unaudited)

	Three months ended July 31, 2017	Three months ended July 31, 2016	Nine months ended July 31, 2017	Nine months ended July 31, 2016

REVENUES	$ -	$ -	$ -	$ 4,875

OPERATING EXPENSES
Professional Fees	3,000	700	5,300	5,210
Business License and Permits	1,014	-	1,014	-
Bank fees	90	90	296	232
TOTAL OPERATING EXPENSES	4,104	790	6,610	5,442

NET INCOME/ LOSS FROM OPERATIONS	(4,104)	(790)	(6,610)	(567)

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME/ LOSS	$ (4,104)	$ (790)	$ (6,610)	$ (567)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,303,087	4,000,000	5,303,087	4,000,000

See accompanying notes to condensed unaudited financial statements.

PACMAN MEDIA INC.

Condensed Statement of Cash Flows (unaudited)

	Nine months to July 31, 2017	Nine months to July 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (6,610)	$ (567)
Changes in assets and liabilities:
Increase in accounts payable	6,500	-
Accounts Receivable	-	-
CASH FLOWS USED IN OPERATING ACTIVITIES	(110)	(567)

CASH FLOWS USED IN INVESTIG ACTIVITIES
Website Development	(6,500)
CASH FLOWS USED IN INVESTING ACTIVITIES	(6,500)	-

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Issuance of Common Stock	14,500	1,500
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	14,500	1,500

NET INCREASE IN CASH	7,890	933
Cash, beginning of period	1,569	552
Cash, end of period	$ 9,459	$ 1,485

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

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

For the period ended July 31, 2017, the Company had a net loss of $6,610.  The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues to operate profitably or raise additional capital through debt financing and/or through sales of common stock.

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

Disclosures as of July 31, 2017 and 2016

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments.  ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31, 2017.

The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values.  These financial instruments include cash, accrued liabilities and notes payable.

Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value.

  The results for the three months ended July 31, 2017 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on

Form 10K for the year ended October 31, 2016, filed with the Securities and Exchange Commission.

  The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at July 31, 2017 and for the related periods presented.

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

  Persuasive evidence of an arrangement exists
  Delivery has occurred

  The selling price is fixed and determinable
  Collectability is reasonably assured.

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

Note 5: Other Assets

The Company have utilized ACOOLA, Ltd. for development of our website http://www.pacman-media.com. Having started the project on June 1, 2017 ACOOLA, Ltd., has completed the works as of July 31, 2017.   Pacman Media, Inc. has an outstanding invoice with ACOOLA, Ltd. in accounts payable in the amount of $6,500 as of July 31, 2017.

Note 6: Debt

From September 25, 2013 through July 31, 2017, Dave Evans, the sole director and President of the Company, provided loans to the Company totaling $1,680, which is being carried as a note payable. The loan is non-interest bearing, unsecured and due upon demand.

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

As of July 31, 2017 the Company issued 930,000 common shares for cash proceeds of $9,300 at $0.01 per share.

As of July 31, 2017 there were 5,850,000 shares of common stock issued and outstanding.

As of July 31, 2017 there were no outstanding stock options or warrants.

Note 8: Income Taxes

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

The Company has a related party transaction involving the sole director and officer.  From September 25, 2013 through July 31, 2017, Dave Evans, the sole director and President of the Company, provided loans to the Company totaling $1,680, which is being carried as a note payable.

Note 10: Subsequent Events

In accordance with ASC 855-10, the Company has evaluated events subsequent through the date these financial statements have been issued to assess the need for potential recognition or disclosure in this report. Such events were evaluated through July 31, 2017 and to the date these financial statements were available to be issued.

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

Three and Nine Months Periods Ended July 31, 2017 and 2016

Our net loss for the three months periods ended July 31, 2017 and 2016 were $(4,104) and $(790).  During the three months periods ended July 31, 2017 and 2016 we have not generated revenue.

Our net loss for the nine months periods ended July 31, 2017 and 2016 were $(6,610) and $(567).  During the nine months periods ended July 31, 2017 we have not generated revenue.  During the nine months periods ended July 31, 2016 we have generated revenue in the amount of $4,875.

During the three and nine months periods ended July 31, 2017 and 2016, our operating expenses consisted of bank fees, professional fees and business license and permits. The weighted average number of shares outstanding was 6,172,637 and4,000,000 for the three months ended July 31, 2017 and 2016.  The weighted average number of shares outstanding was 5,429,546 and4,000,000 for the nine months ended July 31, 2017 and 2016.

Liquidity and Capital Resources

Three Months Period Ended July 31, 2017

As at July 31, 2017, our total assets were $15,959 compared to $1,569 in total assets as of October 31, 2016. Total assets were comprised of cash and equivalents and other asset (website development).  As at July 31, 2017 our current liabilities were $8,180 and as at October 31, 2016, our current liabilities were $1,680. Stockholders’ equity was $ 7,779 as of July 31, 2017 compare to stockholders' equity of $ (111) as of October 31, 2016.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities for the nine months period ended July 31, 2017, net cash flows used in operating activities was $(110) and for the nine months period ended July 31, 2016 $(567).

Cash Flows from Investing Activities

For the nine months period ended July 31, 2017, we have generated negative cash flows from investing activities in the amount of $ (6,500).  For the nine months period ended July 31, 2016, we have not generated cash flows from investing activities.

Cash Flows from Financing Activities

For the nine months period ended July 31, 2017 and 2016, we have generated cash flows from financing activities $14,500 and $1,500 from issuance of common stock.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended July 31, 2017that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Pacman Media Inc.

Dated: October 5, 2017

By: /s/ David Mark Evans

David Mark Evans, President and Chief Executive Officer and Chief Financial Officer