Form 10-K
period 2017-10-31
PACMAN MEDIA INC.
filed 2018-04-25
CIK 1625376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: October 31, 2017

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

As of October 31, 2017 there were 6,120,000 shares outstanding of the registrant’s common stock.

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

Holders

We had 50 shareholders of our common stock as of October 31, 2017.

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

FISCAL YEAR ENDED OCTOBER 31, 2017 COMPARED TO OCTOBER 31, 2016.

REVENUE

We have not recognized revenue for the year ended October 31, 2017, compare to $4,875 for the year ended October 31, 2016.

OPERATING EXPENSES

We incurred operating expenses of $10,108 for year ended October 31, 2017, compare to $7,858 for the year ended October 31, 2016.  Expenses incurred during the fiscal year ended October 31, 2017 as compared to period ended October 31, 2016 increased primarily due to the increased scale and scope of business operations.

NET LOSSES

Our net loss for the fiscal year ended October 31, 2017 was $10,108 compared to a net loss of $2,983 as of October 31, 2016.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2017, our total assets were $12,461 comprised of cash $7,044 and $5,417 website development. Our total liabilities were $8,180 comprised of a loan from director $1,680 and $6,500 accounts payable. As of October 31, 2016, our total assets were $1,569 comprising of cash $1,569. Our total liabilities were $1,680 comprised of a loan from director.

Shareholders’ equity has increased from $(111) as of October 31, 2016 to $4,281 as of October 31, 2017.

The Company has accumulated a deficit of $19,895 as of October 31, 2017 and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Because of the Company’s history of losses, its independent auditors, in the report on the financial statements for the year ended October 31, 2017 and October 31, 2016. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that could result from the outcome of this uncertainty.

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

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the fiscal year ended October 31, 2017, net cash flows used in operating activities was $2,525 compared to $2,983 for October 31, 2016.

CASH FLOWS FROM INVESTING ACTIVITIES

For the fiscal year ended October 31, 2017 we have generated 6,500 for website development and we have not generated positive cash flows from investing activities for the year ended October 31, 2016.

CASH FLOW FROM FINANCING ACTIVITIES

We have financed our operations primarily from the sale of shares of our common stock or by way of loan from our director. For the fiscal year ended October 31, 2017, net cash from financing activities was $17,200 consisting from issuing shares and (2,700) for the change related to stock subsciptions. For the fiscal year ended October 31, 2016, we have generated $4,000 cash flows from financing activities.

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

GOING CONCERN

The Company has generated limited revenues and incurred a loss resulting in an accumulated deficit of $19,895 as of October 31, 2017 and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Because of the Company’s history of losses, its independent auditors, in the reports on the financial statements for the October 31, 2017 expressed substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that could result from the outcome of this uncertainty.

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

Disclosures

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments.  ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of October 31, 2017.

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

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors:

Pacman Media Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Pacman Media, Inc. as of October 31, 2017 and 2016 and the related statements of operations, changes in stockholder’s equity, cash flows, and the related notes (collectively referred to as “financial statements”) for the periods then ended. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2017 and 2016 and the results of its operations and its cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

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

/S/ MICHAEL GILLESPIE & ASSOCIATES, PLLC

We have served as the Company’s auditor since 2016.

Seattle, Washington

March 24, 2018

PACMAN MEDIA INC.

Balance Sheets

	October 31, 2017 (Audited)	October 31, 2016 (Audited)

Current Assets
Cash and cash equivalents	$7,044	$ 1,569
TOTAL CURRENT ASSETS	$7,044	$ 1,569

Other Assets
Website development	$5,417	$ -
TOTAL ASSETS	$12,461	$ 1,569

Current Liabilities
Account Payable	6,500	-
Shareholder loan	1,680	1,680
TOTAL CURRENT LIABILITIES	$8,180	$ 1,680

Stockholders' Equity
Common stock
Authorized: $0.001 par value, 75,000,000 shares authorized
6,120,000 and 4,400,000 common shares issued and outstanding respectively;	$6,120	$ 4,400
Additional paid in capital	20,756	5,276
Stock Subscription Receivable	(2,700)
Deficit accumulated during the development stage	(19,895)	(9,787)
TOTAL STOCKHOLDERS' EQUITY	$4,281	$ (111)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,461	$ 1,569

The accompanying notes are an integral part of these financial statements

PACMAN MEDIA INC.

Statements of Operations

(Audited)

	For the Year Ended October 31, 2017	For the Year Ended October 31, 2016

Revenue	$-	$ 4,875

General and Administrative Expenses
Amortization	1,083	-
Professional Fees	6,800	7,510
Business License	1,839	-
Bank charges and interest	386	348
	$10,108	$ 7,858

Net Income (Loss)	$(10,108)	$ (2,983)

Basic and diluted net loss per common share	(0.0010)	(0.0010)

Weighted average common shares
outstanding - basic and diluted	6,181,952	4,075,890

The accompanying notes are an integral part of these financial statements.

PACMAN MEDIA INC.

Statement of cash flows

 (Audited)

	October 31, 2017	October 31, 2016
Cash Flows from Operating Activities
Net Income (loss)	$ (10,108)	$ (2,983)
Changes in:
Accrued Expenses	-	-
Amortization	1,083
Account Payable	6,500	-
Net cash provided by (used in) operating activities	$ (2,525)	$ (2,983)

Cash Flow from Investing Activities
Website Development	$ (6,500)	$ -
Net cash provided (used in) investing activities	$ (6,500)	$ -

Financing Activities
Issuance of Common Stock	$ 17,200	$ 4,000
Stock Subscription Receivable	(2,700)
Shareholder Loan	-	-
Net cash provided by financing activities	$ 14,500	$ 4,000

Net increase (decrease) change in cash	$ 5,475	$ 1,017

Cash and cash equivalents balance, beginning of period	$ 1,569	$ 552

Cash and cash equivalents balance, end of period	$ 7,044	$ 1,569

The accompanying notes are an integral part of these financial statements.

PACMAN MEDIA INC.

Statement of Changes In Stockholders’ Equity/Deficit

From October 31, 2015 to October 31, 2017

(Audited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Subscription Receivable	Accumulated Deficit	Total Shareholders' Equity

Balance at October 31, 2015	4,000,000	$ 4,000	$ 1,676	-	$ (6,804)	$ 1,128
Issuance of common shares for cash at $0.01 per for the year ended October 31, 2016	400,000	$ 400	$ 3,600	-	$ -	$ 4,000
Net Loss for the year ended October 31, 2016		$ -	-	-	$ (2,983)	$ (2,983)
Balance at October 31, 2016	4,400,000	$ 4,400	$ 5,276		$ (9,787)	$ (111)

Subscription Receivable				$ (2,700)		$ (2,700)
Issuance of common shares for cash at $0.01 per for the year ended October 31, 2017	1,720,000	$ 1,720	$ 15,480	-	$ -	$ 17,200

Net Loss for the year ended October 31, 2017		$ -	-	-	$ (10,108)	$ (10,108)
Balance at October 31, 2017	6,120,000	$ 6,120	$ 20,756	$ (2,700)	$ (19,895)	$ 4,281

The accompanying notes are an integral part of these financial statements.

PACMAN MEDIA INC.

Notes to the Audited Financial Statements

October 31, 2017 and October 31, 2016

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

For the period ended October 31, 2017, the Company’s net loss from inception is $19,895.  The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues to operate profitably or raise additional capital through debt financing and/or through sales of common stock.

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

PACMAN MEDIA INC.

Notes to the Audited Financial Statements

October 31, 2017 and October 31, 2016

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Disclosures as of July 31, 2017 and 2016

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments.  ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of October 31, 2017.

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

October 31, 2017 and 2016

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

Note 4: Legal Matters

The Company is not aware of any legal issues pending.

Note 5: Debt

From September 25, 2013 through October 31, 2017, Dave Evans, the sole director and President of the Company, provided loans to the Company totaling $1,680, which is being carried as a note payable. The loan is non-interest bearing, unsecured and due upon demand.

Note 6: Capital Contribution

The Company had made a capital contribution of $1,676 as of October 31, 2014.

Note 7: Capital Stock

On September 25, 2013 the Company authorized 75,000,000 shares of commons stock with a par value of $0.001 per share.

For the year ended October 31, 2016 the Company issued 4,400,000 common shares for cash proceeds of $4,400.

For the quarter ended January 31, 2017 the Company issued 520,000 common shares  at $0.01 per share for cash proceeds of $5,200.

For the quarter ended April 30, 2017 the Company issued 930,000 common shares at $0.01 per share for cash proceeds of $9,300.

For the quarter ended October 31, 2017 the Company issued 270,000 common shares at $0.01 per share for cash proceeds of $2,700.

As of October 31, 2017 there were 6,120,000 shares of common stock issued and outstanding.

As of October 31, 2017 there were no outstanding stock options or warrants.

The Company issued 140,000 common shares at $0.01 per share for cash proceeds of $1,400 post October 31, 2017; The total shares issued and outstanding to date is 6,260,000.

Note 8: Income Taxes

As of October 31, 2017, the Company had net operating loss carry forwards of approximately $19,895 that may be available to reduce future years’ taxable income in varying amounts through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

	October 31, 2017	October 31, 2016
Federal income tax benefit attributable to:
Current Operations	$ 2,022	$ 626
Less: valuation allowance	(2,022)	(626)
Net provision for Federal income taxes	0	0

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	October 31, 2017	October 31, 2016
Deferred tax asset attributable to:
Net operating loss carryover	$ 4,178	$ 2,055
Less: valuation allowance	(4,178)	(2,055)
Net deferred tax asset	0	0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $19,895 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

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

Note 10: Subsequent Events

In accordance with ASC 855-10, the Company has evaluated events subsequent through the date these financial statements have been issued to assess the need for potential recognition or disclosure in this report. Such events were evaluated through October 31, 2017, the date these financial statements were available to be issued.

During November 2017, the Company issued 140,000 common shares at $0.01 per share for cash proceeds of $1,400.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of October 31, 2017, that occurred during our fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s  report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Item 9B.	Other Information.

All other information is disclosed on U.S. Securities and Exchange Commission: official Federal Agency website www.sec.gov

PART III

Item 10	Directors, Executive Officers, Promoters and Control Persons of the Company.

The following table sets forth as of October 31, 2017, the names, positions and ages of our current executive officers and directors

Our executive officer and our treasurer their age as of the date of this prospectus is as follows:

Name	Age	Position
David Mark Evans	34	President, Secretary, Treasurer, Chief Executive Officer and member of the Board of Directors.

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

The following table sets forth the compensation paid by us for the period from inception until the fiscal year ending October 31, 2017, and subsequent thereto, for our sole officer and director. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation addresses all compensation awarded to, earned by, or paid to our named executive officers.

Name and Principal Position David Mark Evans (Chief Executive Officer)	Year	Salary($)	Bonus($)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
	2013	0	0	0	0	0	0	0	0
	2014	0	0	0	0	0	0	0	0
	2016	0	0	0	0	0	0	0	0
	2017	0	0	0	0	0	0	0	0

Outstanding Equity Awards at 2017 Fiscal Year-End

We do not currently have a stock option plan nor did any long-term incentive plans that provide compensation intend to serve as an incentive for performance. No individual grants of stock options or other equity incentive awards have been made to our president and director since our inception; accordingly, none were outstanding at October 31, 2017.

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

The following table sets forth information regarding the beneficial ownership of our common stock as of October 31, 2017 for our director.  There is no other person or group or affiliated persons, known by us to beneficially own more than 5% of our common stock.

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

The percentage ownership information shown in the table below is calculated based on 4,397,400 shares of our common stock issued and outstanding as of October 31, 2017. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.

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

Company shares bought by our director

On January 2016, we issued an aggregate of 4,000,000 shares of our common stock to our director David Evans, for aggregate consideration of $4,000.

Loan from our director

On October 10, 2014 our director loaned $1,680 to the Company. The loan is unsecured, non-interest bearing and due on demand. The balance due to the director is $1,680 as of October 31, 2017.

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

During fiscal year ended October 31, 2017, we incurred approximately $9,050 in fees to our principal independent accountants for professional services rendered: $3,250 in connection with the audit of our October 31, 2016 financial statements and $5,800 for the reviews of our financial statements for the quarters ended January 31, 2017, April 30, 2017, and July 31, 2017.

During fiscal year ended October 31, 2017, we incurred approximately $5,821 in fees to our principal independent accountants for professional services rendered.

During fiscal year ended October 31, 2016, we incurred approximately $2,000 in fees to our principal independent accountants for professional services rendered.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in Unit 8954, 483 Green Lanes, London, N13 4BS, England, U.K., on April 24, 2018.

PACMAN MEDIA INC.

By:	/Mr./	David Mark Evans
	Name:	David Mark Evans
	Title:	President, Secretary, Treasurer and Director
(Principal Executive, Financial and Accounting Officer)

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.