Form 10-Q
period 2018-01-31
PACMAN MEDIA INC.
filed 2018-05-16
CIK 1625376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: January 31, 2018

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
e-mail: pacman-media.com

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of January 31, 2017
Common Stock: $0.001	6,260,000

2 | Page

3 | Page

PACMAN MEDIA INC.

Condensed Balance Sheets  (unaudited)

ASSETS	January 31, 2018	October 31, 2017
Current Assets
Cash and cash equivalents	$ 7,804	$ 7,044
Total Current Assets	7,804	7,044

Other Assets
Website development	4,877	5,417
Total Assets	$ 12,681	$ 12,461

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts Payable	6,500	6,500
Loan from director	1,680	1,680
Total Liabilities	$ 8,180	$ 8,180
Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 6,260,000 and 6,120,000 shares issued and outstanding respectively;	6,260	6,120
Additional paid in capital	22,016	20,756
Stock Subscription Receivable	-	(2,700)
Deficit accumulated during the development stage	(23,775)	(19,895)
Total Stockholders’ Equity (Deficit)	4,501	4,281
Total Liabilities and Stockholders’ Equity	$ 12,681	$ 12,461

4 | Page

See accompanying notes to condensed unaudited financial statements.

PACMAN MEDIA INC.

Condensed Statements of Operations (unaudited)

	Three months ended January 31, 2018	Three months ended January 31, 2017

REVENUES	$ -	$ -

OPERATING EXPENSES
Amortization	540
Professional Fees	3,250	2,300
Bank fees	90	90
TOTAL OPERATING EXPENSES	3,880	2,390

NET INCOME/ LOSS FROM OPERATIONS	(3,880)	(2,390)

PROVISION FOR INCOME TAXES	-	-

NET INCOME/ LOSS	$ (3,880)	$ (2,390)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	6,181,505	4,702,609

5 | Page

See accompanying notes to condensed unaudited financial statements.

PACMAN MEDIA INC.

Condensed Statement of Cash Flows (unaudited)

	Three months to January 31, 2018	Three months to January 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (3,880)	$ (2,390)
Changes in assets and liabilities:
Increase in accounts payable	-	-
Accounts Receivable	-	-
Amortization Expense	540
CASH FLOWS USED IN OPERATING ACTIVITIES	(3,340)	(2,390)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Issuance of Common Stock	1,400	5,200
Stock Subscription Receivable	2,700
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	4,100	5,200

NET INCREASE IN CASH	760	2,810
Cash, beginning of period	7,044	1,569
Cash, end of period	$ 7,804	$ 4,379

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

See accompanying notes to condensed unaudited financial statements.

6 | Page

PACMAN MEDIA INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to the Financial Statements

Note 1: Organization and Basis of Presentation

Pacman Media, Inc. (the “Company”) is a for profit corporation established under the corporation laws in the State of Nevada, United States of America on September 25, 2013.

The Company is located at Unit 8954- 483 Green Lanes London, N134BS England, U.K.

The Company intends to commence operations as a developer of mobile apps to be used on smartphones, tablet computes, and other mobile devices.

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Financial Statements and related disclosures as of January 31, 2018 are audited pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Unless the context otherwise requires, all references to “Pacman Media, Inc.,” “we,” “us,” “our” or the “company” are to Pacman Media, Inc.

Note 2: Going Concern

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern.

For the period ended January 31, 2017, the Company had a net loss of $3,880.  The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues to operate profitably or raise additional capital through debt financing and/or through sales of common stock.

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

7 | Page

Disclosures as of January 31, 2018 and 2017

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments.  ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of January 31, 2018.

The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values.  These financial instruments include cash, accrued liabilities and notes payable.

Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value.

The results for the three months ended January 31, 20178 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on

Form 10K for the year ended October 31, 2017, filed with the Securities and Exchange Commission.

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

8 | Page

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

On January 16, 2014 the Company issued 4,000,000 common shares for cash proceeds of $4,000.

On July 25, 2016 and July 26, 2016 the Company issued 150,000 common shares for cash proceeds of $1,500.

During the month of September, 2016 the Company issued 250,000 common shares for cash proceeds of $2,500.

During the months of November, December and January 2017, the Company issued 520,000 common shares for cash proceeds of $5,200 at $0.01 per share.

As of July 31, 2017, the Company issued 930,000 common shares for cash proceeds of $9,300 at $0.01 per share.

During October, the Company issued 270,000 common shares at $0.01 per share for cash proceeds of $2,700.

In November 2017, the Company issued 140,000 common shares at $0.01 per share for cash proceeds of $1,400.

As of January 31, 2018 there were 6,260,000 shares of common stock issued and outstanding.

As of January 31, 2018 there were no outstanding stock options or warrants.

Note 7: Income Taxes

As of October 31, 2017, the Company had net operating loss carry forwards of approximately $23,775 that may be available to reduce future years’ taxable income in varying amounts through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

9 | Page

	January 31, 2018	October 31, 2017
Federal income tax benefit attributable to:
Current Operations	$ 815	$ 2,123
Less: valuation allowance	(815)	(2,123)
Net provision for Federal income taxes	0	0

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

Deferred tax asset attributable to:	January 31, 2018	October 31, 2017
Net operating loss carryover

Less: valuation allowance	$ 4,992	$ 4,178
Net deferred tax asset	(4,992)	(4,178)
	0	0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $23,775 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

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

Note 9: Subsequent Events

In accordance with ASC 855-10, the Company has evaluated events subsequent through the date these financial statements have been issued to assess the need for potential recognition or disclosure in this report. Such events were evaluated through January 31, 2018 and to the date these financial statements were available to be issued.

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will,"

10 | Page

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

Three Months Period Ended January 31, 2017 and 2016

Our net income/ loss for the three months periods ended January 31, 2018 and 2017 were $(3,880) and $(2,390).  During the three months periods ended January 31, 2018 and 2017 we have not generated any revenue.

During the three months periods ended January 31, 2018 and 2017, our operating expenses were bank fees and professional fees. The weighted average number of shares outstanding was 6,181,505 and 4,702,609 for the three months ended January 31, 2018 and 2017.

Liquidity and Capital Resources

Three Months Period Ended January 31, 2018

As at January 31, 2018, our total assets were $7,804 compared to $7,044 in total assets as of October 31, 2017. Total assets were comprised of cash and equivalents. As at January 31, 2018 and October 31, 2017, our current liabilities were $1,680 owed to our director and $6,500 in Accounts Receivable (website development). Stockholders’ equity was $ 4,501 as of January 31, 2018 compare to stockholders' equity of $ 4,281 as of October 31, 2017.

Cash Flows from Operating Activities

11 | Page

We have not generated positive cash flows from operating activities for the three months period ended January 31, 2018 and 2018, net cash flows used in operating activities was $(3,340) and for the three months period ended January 31, 2017 $(2,390).

Cash Flows from Investing Activities

For the three months period ended January 31, 2018 and 2017, we have not generated cash flows from investing activities.

Cash Flows from Financing Activities

For the three months period ended January 31, 2018, we have generated cash flows from financing activities $4,100 from issuance of common stock.  For the three months period ended January 31, 2017, we have generated $5,200 cash flows from financing activities from issuing of common stock.

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

Going Concern

The independent auditors' review report accompanying our January 31, 2018 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

12 | Page

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

13 | Page

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

Pacman Media Inc.
Dated: May 15, 2018	By: /s/ David Mark Evans David Mark Evans, President and Chief Executive Officer and Chief Financial Officer

14 | Page