Form 10-K/A
period 2017-10-31
PACMAN MEDIA INC.
filed 2018-08-28
CIK 1625376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

The registrant hereby amends this registration statement in order to correctly indicate on page 2 by check mark that Pacman, Inc. is a shell Company.

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

Yes [ X ] No [ ]

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in Unit 8954, 483 Green Lanes, London, N13 4BS, England, U.K., on August 27, 2018.

PACMAN MEDIA INC.

By:	/Mr./	David Mark Evans
	Name:	David Mark Evans
	Title:	President, Secretary, Treasurer and Director
(Principal Executive, Financial and Accounting Officer)

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.