Form 10-Q
period 2018-07-31
PACMAN MEDIA INC.
filed 2018-09-04
CIK 1625376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: July 31, 2018

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

2 | Page

3 | Page

PACMAN MEDIA INC.

Condensed Balance Sheets  (unaudited)

ASSETS	July 31, 2018	October 31, 2017
Current Assets
Cash and cash equivalents	$ 2,312	$ 7,044
Total Current Assets	2,312	7,044

Other Assets
Website development	3,797	5,417
Prepaid Expenses	1,500
Total Assets	$ 7,609	$ 12,461

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts Payable	$ 6,500	$ 6,500
Loan from director	1,680	1,680
Total Liabilities	$ 8,180	$ 8,180
Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 6,260,000 and 6,120,000 shares issued and outstanding respectively;	6,260	6,120
Additional paid in capital	22,016	20,756
Stock Subscription Receivable	-	(2,700)
Deficit accumulated during the development stage	(28,847)	(19,895)
Total Stockholders’ Equity (Deficit)	(571)	4,281
Total Liabilities and Stockholders’ Equity	$ 7,609	$ 12,461

See accompanying notes to condensed unaudited financial statements.

4 | Page

PACMAN MEDIA INC.

Condensed Statements of Operations (unaudited)

	Three months ended July 31, 2018	Three months ended July 31, 2017	Nine months ended July 31, 2018	Nine months ended July 31, 2017

REVENUES	$ -	$ -	$ -	$ -

OPERATING EXPENSES
Amortization	540	-	1,620	-
Professional Fees	1,575	3,000	6,725	5,300
Business License and Permit	189	1,014	367	1,014
Bank fees	60	90	240	296
TOTAL OPERATING EXPENSES	2,364	4,104	8,952	6,610

NET INCOME/ LOSS FROM OPERATIONS	(2,364)	(4,104)	(8,952)	(6,610)

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME/ LOSS	$ (2,364)	$ (4,104)	$ (8,952)	$ (6,610)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	6,181,505	5,303,087	6,522,541	5,303,087

See accompanying notes to condensed unaudited financial statements.

5 | Page

PACMAN MEDIA INC.

Condensed Statement of Cash Flows (unaudited)

	Nine months to July 31, 2018	Nine months to July 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (8,952)	$ (6,610)
Changes in assets and liabilities:
Increase in accounts payable	-	6,500
Accounts Receivable	-	-
Prepaid Expenses	(1,500)
Amortization Expense	1,620
CASH FLOWS USED IN OPERATING ACTIVITIES	(8,832)	(110)

CASH FLOWS USED IN INVESTIG ACTIVITIES
Website Development	-	(6,500)
CASH FLOWS USED IN INVESTING ACTIVITIES	-	(6,500)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Issuance of Common Stock	1,400	14,500
Stock Subscription Receivable	2,700	-
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	4,100	14,500

NET INCREASE IN CASH	(4,732)	7,890
Cash, beginning of period	7,044	1,569
Cash, end of period	$ 2,312	$ 9,459

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

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

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Financial Statements and related disclosures as of July 31, 2018 are audited pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Unless the context otherwise requires, all references to “Pacman Media, Inc.,” “we,” “us,” “our” or the “company” are to Pacman Media, Inc.

Note 2: Going Concern

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern.

For the period ended July 31, 2018, the Company had a net loss of $8,952.  The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues to operate profitably or raise additional capital through debt financing and/or through sales of common stock.

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

Disclosures as of July 31, 2018 and 2017

7 | Page

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments.  ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31, 2018.

The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values.  These financial instruments include cash, accrued liabilities and notes payable.

Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value.

•The results for the three months ended July 31, 2018 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on

Form 10K for the year ended October 31, 2017, filed with the Securities and Exchange Commission.

•The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at July 31, 2018 and for the related periods presented.

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

1.Persuasive evidence of an arrangement exists

2.Delivery has occurred

3.The selling price is fixed and determinable

4.Collectability is reasonably assured.

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

Note 5: Debt

From September 25, 2013 through July 31, 2018, Dave Evans, the sole director and President of the Company, provided loans to the Company totaling $1,680, which is being carried as a note payable. The loan is non-interest bearing, unsecured and due upon demand.

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

As of July 31, 2018 there were 6,260,000 shares of common stock issued and outstanding.

As of July 31, 2018 there were no outstanding stock options or warrants.

Note 7: Income Taxes

As of July 31, 2018, the Company had net operating loss carry forwards of approximately $28,847 that may be available to reduce future years’ taxable income in varying amounts through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

	July 31, 2018	October 31, 2017
Federal income tax benefit attributable to:

9 | Page

Current Operations	$ 2,189	$ 2,123
Less: valuation allowance	(2,189)	(2,123)
Net provision for Federal income taxes	0	0

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

Deferred tax asset attributable to:	July 31, 2018	October 31, 2017
Net operating loss carryover

Less: valuation allowance	$ 6,373	$ 4,178
Net deferred tax asset	(6,373)	(4,178)
	0	0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $28,847 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

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

Note 9: Subsequent Events

In accordance with ASC 855-10, the Company has evaluated events subsequent through the date these financial statements have been issued to assess the need for potential recognition or disclosure in this report. Such events were evaluated through July 31, 2018 and to the date these financial statements were available to be issued.

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

10 | Page

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

Three and Nine Months Period Ended July 31, 2018 and 2017

Our net income/ loss for the three months periods ended July 31, 2018 and 2017 were $(2,364) and $(4,104).  During the three months periods ended July 31, 2018 and 2017 we have not generated any revenue.

During the three months periods ended July 31, 2018 and 2017, our operating expenses were bank fees, amortization, business license and permits and professional fees. The weighted average number of shares outstanding was 6,181,505 and 5,303,087 for the three months ended July 31, 2018 and 2017.

Our net income/ loss for the nine months periods ended July 31, 2018 and 2017 were $(8,952) and $(6,610).  During the three months periods ended July 31, 2018 and 2017 we have not generated any revenue.

During the three months periods ended July 31, 2018 and 2017, our operating expenses were bank fees, amortization, business license and permits and professional fees. The weighted average number of shares outstanding was 6,522,541 and 5,303,087 for the nine months ended July 31, 2018 and 2017.

Liquidity and Capital Resources

Three Months Period Ended July 31, 2018

11 | Page

As at July 31, 2018, our total assets were $7,609 compared to $12,461 in total assets as of October 31, 2017. Total assets were comprised of cash and equivalents. As at July 31, 2018 and October 31, 2017, our current liabilities were $1,680 owed to our director and $6,500 in Accounts Payable (website development). Stockholders’ equity was $ 571 as of July 31, 2018 compare to stockholders' equity of $ 4,281 as of October 31, 2017.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities for the nine months period ended July 31, 2018 and 2018, net cash flows used in operating activities was $(8,832) and for the nine months period ended July 31, 2017 $(110).

Cash Flows from Investing Activities

For the nine months period ended July 31, 2018, we have not generated cash flows from investing activities.  For the nine months period ended July 31, 2017, we have generated negative cash flows of 6,500 from investing activities.

Cash Flows from Financing Activities

For the nine months period ended July 31, 2018, we have generated cash flows from financing activities $4,100 from issuance of common stock.  For the nine months period ended July 31, 2017, we have generated $14,500 cash flows from financing activities from issuing of common stock.

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

12 | Page

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

The independent auditors' review report accompanying our July 31, 2018 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended July 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

13 | Page

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

Pacman Media Inc.
Dated: September 4, 2018	By: /s/ David Mark Evans David Mark Evans, President and Chief Executive Officer and Chief Financial Officer

14 | Page