Form 10-K
period 2018-10-31
PACMAN MEDIA INC.
filed 2019-01-08
CIK 1625376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: October 31, 2018

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [X] No [ ]

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

As of October 31, 2018 there were 6,260,000 shares outstanding of the registrant’s common stock.

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

We are a development stage company that seeks to identify and acquire assets or a business that we believe will provide opportunities for growth and generation of income for the Company.

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

Holders

We had 36 shareholders of our common stock as of October 31, 2018.

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

Under SEC Rule 12b-2 under the Securities Exchange Act of 1934, as amended, the Company has been deemed a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations.

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

FISCAL YEAR ENDED OCTOBER 31, 2018 COMPARED TO OCTOBER 31, 2017.

REVENUE

We have not recognized revenue for the year ended October 31, 2018 and 2017

OPERATING EXPENSES

We incurred operating expenses of $11,762 for year ended October 31, 2018, compare to $10,108 for the year ended October 31, 2017. Expenses incurred during the fiscal year ended October 31, 2018 as compared to period ended October 31, 2017 increased primarily due to the increased scale and scope of business operations.

NET LOSSES

Our net loss for the fiscal year ended October 31, 2018 was $(11,762) compared to a net loss of $(10,108) as of October 31, 2017.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2018, our total assets were $4,799 comprised of cash $1,542 and $ 3,257 website development. Our total liabilities were $8,180 comprised of a loan from director $1,680 and $6,500 account payable. As of October 31, 2017, our total assets were $12,461comprising of cash $ 7,044 and 5,417 website development. Our total liabilities were $ 8,180 comprised of a loan from director 1,680 and $ 6,500 account payable.

Shareholders’ equity has decreased from $ 4,281 as of October 31, 2017 to $(3,381) as of October 31, 2018.

The Company has accumulated a deficit of $ 31,657 as of October 31, 2018 and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Because of the Company’s history of losses, its independent auditors, in the report on the financial statements for the year ended October 31, 2018 and October 31, 2017. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that could result from the outcome of this uncertainty.

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

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the fiscal year ended October 31, 2018, net cash flows used in operating activities was $(11,762) compared to $ (2,525) for October 31, 2017.

CASH FLOWS FROM INVESTING ACTIVITIES

For the fiscal year ended October 31, 2018 we have not generated any cash flows from Investing activities; for the year ended October 31, 2017 we have generated negative cash flows of $6,500 from investing activities.

CASH FLOW FROM FINANCING ACTIVITIES

We have financed our operations primarily from the sale of shares of our common stock or by way of loan from our director. For the fiscal year ended October 31, 2018, net cash from financing activities was $4,100 consisting of share issuance. For the fiscal year ended October 31, 2017, we have generated $14,500 cash flows from financing activities.

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

GOING CONCERN

The Company has not generated any revenues and incurred a loss resulting in an accumulated deficit of $31,657 as of October 31, 2018 and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Because of the Company’s history of losses, its independent auditors, in the reports on the financial statements for the October 31, 2018 expressed substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that could result from the outcome of this uncertainty.

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

Disclosures

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments.  ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of October 31, 2018.

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

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Pacman Media Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Pacman Media Inc. as of October 31, 2018 and 2017 and the related statements of operations, changes in stockholder’s deficit and cash flows for the years then ended, and the related notes (collectively referred to as “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2018 and 2017 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

Seattle, Washington

December 5, 2018

PACMAN MEDIA INC.

Balance Sheets

	October 31, 2018 (Audited)	October 31, 2017 (Audited)

Current Assets
Cash and cash equivalents	$1,542	$ 7,044
TOTAL CURRENT ASSETS	$1,542	$ 7,044

Other Assets
Website development	$3,257	$ 5,417
TOTAL ASSETS	$4,799	$ 12,461

Current Liabilities
Account Payable	6,500	6,500
Shareholder loan	$1,680	$ 1,680
TOTAL CURRENT LIABILITIES	$8,180	$ 8,180

Stockholders' Equity
Common stock
Authorized: $0.001 par value, 75,000,000 shares authorized
6,260,000 and 6,120,000 shares issued and outstanding	$6,260	6,120
Additional paid in capital	22,016	20,756
Stock Subscription Receivable	-	(2,700)
Deficit accumulated during the development stage	(31,657)	(19,895)
TOTAL STOCKHOLDERS' EQUITY	$(3,381)	4,281

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,799	12,461

The accompanying notes are an integral part of these financial statements

PACMAN MEDIA INC.

Statements of Operations

(Audited)

	For the Year Ended October 31, 2018	For the Year Ended October 31, 2017

Revenue	$-	-

General and Administrative Expenses
Amortization	$2,160	1,083
Professional Fees	$8,225	6,800
Business License	$1,017	1,839
Bank charges and interest	$360	386
	$11,762	10,108

Net Income (Loss)	$(11,762)	(10,108)

Basic and diluted net loss per common share	(0.0010)	(0.0010)

Weighted average common shares
outstanding - basic and diluted	6,241,013	6,181,952

The accompanying notes are an integral part of these financial statements.

PACMAN MEDIA INC.

Statement of cash flows

(Audited)

	October 31, 2018	October 31, 2017

Cash Flows from Operating Activities
Net Income (loss)	(11,762)	(10,108)
Changes in:
Amortization	2,160	1,083
Account Payable	-	6,500
Net cash provided by (used in) operating activities	$ (9,602)	$ (2,525)

Cash Flow from Investing Activities
Website Development	-	(6,500)
Net cash provided (used in) investing activities	$ -	$ (6,500)

Financing Activities
Issuance of Common Stock	1,400	17,200
Stock Subscription Receivable	2,700	(2,700)
Net cash provided by financing activities	$ 4,100	$ 14,500

Net increase (decrease) change in cash	$ (5,502)	$ 5,475

Cash and cash equivalents balance, beginning of period	$ 7,004	$ 1,569

Cash and cash equivalents balance, end of period	$ 1,542	$ 7,044

The accompanying notes are an integral part of these financial statements.

PACMAN MEDIA INC.

Statement of Changes In Stockholders’ Equity

From September 25, 2013 (Inception) to October 31, 2018

(Audited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Subscription Receivable	Accumulated Deficit	Total Shareholders' Equity

Balance at October 31, 2016	4,400,000	$ 4,400	$ 5,276		$ (9,787)	$ (111)

Subscription Receivable				(2,700)		(2,700)
Issuance of common shares for cash at $0.01 per share for the year ended October 31, 2017	1,720,000	$ 1,720	$ 15,480	-	$ -	$ 17,200

Net Loss for the year ended October 31, 2017		$ -	-	-	$ (10,108)	$ (10,108)
Balance at October 31, 2017	6,120,000	$ 6,120	$ 20,756	(2,700)	$ (19,895)	$ 4,281

Subscription				2700		2,700
Receivable
Issuance of common shares for cash at $0.01 per share for the year ended October 31, 2018	140,000	$ 140	$ 1,260			$ 1,400
Net Loss for the year ended October 31, 2018		$ -	-	-	$ (11,762)	$ (11,762)
Balance at October 31, 2018	6,260,000	$ 6,260	$ 22,016	2700-	$ (31,657)	$ (3,381)

The accompanying notes are an integral part of these financial statements. 18

PACMAN MEDIA INC.

Notes to the Audited Financial Statements

October 31, 2018 and October 31, 2017

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

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Financial Statements and related disclosures as of October 31, 2017 are audited pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Unless the context otherwise requires, all references to “Pacman Media, Inc.,” “we,” “us,” “our” or the “company” are to Pacman Media, Inc.

Note 2: Going Concern

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern.

For the period ended October 31, 2018, the Company’s net loss from inception is $31,657.  The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues to operate profitably or raise additional capital through debt financing and/or through sales of common stock.

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

October 31, 2018 and October 31, 2017

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Disclosures as of July 31, 2018 and 2017

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments.  ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of October 31, 2018.

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

October 31, 2018 and 2017

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

Note 4: Legal Matters

The Company is not aware of any legal issues pending.

Note 5: Debt

From September 25, 2013 through October 31, 2018, Dave Evans, the sole director and President of the Company, provided loans to the Company totaling $1,680, which is being carried as a note payable. The loan is non-interest bearing, unsecured and due upon demand.

Note 6: Capital Stock

On September 25, 2013 the Company authorized 75,000,000 shares of commons stock with a par value of $0.001 per share.

During the years of October 2014 and 2015 the Company issued 4,000,000 common shares for cash proceeds of $4,000.

During the year of October 31, 2016 the Company issued 400,000 common shares at $0.01 for cash proceeds of $4,000.

During the year of October 31 2017, the Company issued 1,720,000 common shares at $0.01 per share for cash proceeds of $17,200.

During the year of October 31, 2018, the Company issued 140,000 common shares at $0.01 per share for cash proceeds of $1,400.

As of October 31, 2018 there were 6,260,000 shares of common stock issued and outstanding.

As of October 31, 2018 there were no outstanding stock options or warrants.

Note 8: Income Taxes

As of October 31, 2018, the Company had net operating loss carry forwards of approximately $31,657 that may be available to reduce future years’ taxable income in varying amounts through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

	October 31, 2018	October 31, 2017
Federal income tax benefit attributable to:
Current Operations	$ 2,470	$ 2,123
Less: valuation allowance	(2,470)	(2,123)
Net provision for Federal income taxes	0	0

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	October 31, 2018	October 31, 2017
Deferred tax asset attributable to:
Net operating loss carryover	$ 6,648	$ 4,178
Less: valuation allowance	(6,648)	(4,178)
Net deferred tax asset	0	0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $31,657 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

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

Note 10: Subsequent Events

In accordance with ASC 855-10, the Company has evaluated events subsequent through the date these financial statements have been issued to assess the need for potential recognition or disclosure in this report. Such events were evaluated through December 5, 2018, the date these financial statements were available to be issued.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of October 31, 2018, that occurred during our fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s  report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Item 9B.	Other Information.

All other information is disclosed on U.S. Securities and Exchange Commission: official Federal Agency website www.sec.gov

PART III

Item 10	Directors, Executive Officers, Promoters and Control Persons of the Company.

The following table sets forth as of October 31, 2018, the names, positions and ages of our current executive officers and directors

Our executive officer and our treasurer their age as of the date of this prospectus is as follows:

Name	Age	Position
David Mark Evans	35	President, Secretary, Treasurer, Chief Executive Officer and member of the Board of Directors.

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

The following table sets forth the compensation paid by us for the period from inception until the fiscal year ending October 31, 2018, and subsequent thereto, for our sole officer and director. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation addresses all compensation awarded to, earned by, or paid to our named executive officers.

Name and Principal Position David Mark Evans Chief Executive Officer	Year	Salary($)	Bonus($)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
	2013/2014	0	0	0	0	0	0	0	0
	2015/2016	0	0	0	0	0	0	0	0
	2017	0	0	0	0	0	0	0	0
	2018	0	0	0	0	0	0	0	0

Outstanding Equity Awards at 2018 Fiscal Year-End

We do not currently have a stock option plan nor did any long-term incentive plans that provide compensation intend to serve as an incentive for performance. No individual grants of stock options or other equity incentive awards have been made to our president and director since our inception; accordingly, none were outstanding at October 31, 2018.

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

The following table sets forth information regarding the beneficial ownership of our common stock as of October 31, 2018 for our director.  There is no other person or group or affiliated persons, known by us to beneficially own more than 5% of our common stock.

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

The percentage ownership information shown in the table below is calculated based on 6,260,000 shares of our common stock issued and outstanding as of October 31, 2018. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.

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

Company shares bought by our director

On January 16, 2014, we issued an aggregate of 4,000,000 shares of our common stock to our director David Evans, for aggregate consideration of $4,000.

Loan from our director

On October 10, 2014 our director loaned $1,680 to the Company. The loan is unsecured, non-interest bearing and due on demand. The balance due to the director is $1,680 as of October 31, 2018.

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

During fiscal year ended October 31, 2018, we incurred approximately $6,850 in fees to our principal independent accountants for professional services rendered.

During fiscal year ended October 31, 2017, we incurred approximately $4,500 in fees to our principal independent accountants for professional services rendered.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in Unit 8954, 483 Green Lanes, London, N13 4BS, England, U.K., on January 8, 2019.

PACMAN MEDIA INC.

By:	/Mr./	David Mark Evans
	Name:	David Mark Evans
	Title:	President, Secretary, Treasurer and Director
(Principal Executive, Financial and Accounting Officer)

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.