Form 10-Q/A
period 2019-01-31
PACMAN MEDIA INC.
filed 2019-04-11
CIK 1625376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: January 31, 2019

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

Securities registered under Section 12(g) of the Exchange Act None

1 | Page

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [  ]Accelerated Filer[  ]

Smaller Reporting Company[X]

Non-Accelerated Filer [  ] (Do not check if a smaller reporting company) Emerging Growth Company[  ]

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of January 31, 2019
Common Stock: $0.001	6,260,000

2 | Page

3 | Page

PACMAN MEDIA INC.

Condensed Balance Sheets  (unaudited)

ASSETS	January 31, 2019	October 31, 2018
Current Assets
Cash and cash equivalents	$90	$1,542
Total Current Assets	90	1,542

Other Assets
Website development	2,717	3,257
Total Assets	$2,807	$4,799

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts Payable	$7,000	$6,500
Federal Tax Liability	10,615	-
Loan from director	5,180	1,680
Total Liabilities	$22,795	$8,180
Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 6,260,000 shares issued and outstanding	6,260	6,260
Additional paid in capital	22,016	22,016
Stock Subscription Receivable	-	-
Deficit accumulated during the development stage	(48,264)	(31,657)
Total Stockholders’ Equity (Deficit)	(19,998)	(3,381)
Total Liabilities and Stockholders’ Equity	$2,807	$4,799

See accompanying notes to condensed unaudited financial statements.

4 | Page

PACMAN MEDIA INC.

Condensed Statements of Operations (unaudited)

	Three months ended January 31, 2019	Three months ended January 31, 2018

REVENUES	$-	$-

OPERATING EXPENSES
Amortization	540	540
Professional Fees	5,282	3,250
Bank fees	90	90
Business Licenses and Permits	50	-
Federal tax liability	10,615
Miscellaneous Expenses	30	-
TOTAL OPERATING EXPENSES	16,607	3,880

NET INCOME/ LOSS FROM OPERATIONS	(16,607)	(3,880)

PROVISION FOR INCOME TAXES	-	-

NET INCOME/ LOSS	$(16,607)	$(3,880)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	6,260,000	6,181,505

See accompanying notes to condensed unaudited financial statements.

5 | Page

PACMAN MEDIA INC.

Statement of Changes In Stockholders’ Equity

Three months ended January 31, 2019 (Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Subscription Receivable	Accumulated Deficit	Total Shareholders' Equity

Balance at October 31, 2017	6,120,000	$6,120	20,756	(2,700)	$(19,895)	4,281

Shares issued for cash at $0.01 per share	140,000	140	1,260			1,400
Subscription Receivable				2,700		2,700
Net Loss for the three months ended January 31, 2018					$(3,880)	(3,880)
Balance at January 31, 2018	6,260,000	6,260	22,016	-	$(23,775)	4,501

Balance at October 31, 2018	6,260,000	$6,260	$22,016	-	$(31,657)	$(3,381)

Net Loss for the three months ended January 31, 2019		$-	-	-	$(16,607)	$(16,607)
Balance at January 31, 2019	6,260,000	$6,260	$22,016	-	$(48,264)	$(19,998)

The accompanying notes are an integral part of these financial statements.

6 | Page

PACMAN MEDIA INC.

Condensed Statement of Cash Flows (unaudited)

	Three months to January 31, 2019	Three months to January 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(16,607)	$(3,880)
Changes in assets and liabilities:
Increase in accounts payable	500	-
Federal tax liability	10,615
Accounts Receivable	-	-
Amortization Expense	540	540
CASH FLOWS USED IN OPERATING ACTIVITIES	(4,952)	(3,340)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Issuance of Common Stock	-	1,400
Stock Subscription Receivable	-	2,700
Director loan	3,500	-
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	3,500	4,100

NET INCREASE IN CASH	(1,452)	760
Cash, beginning of period	1,542	7,044
Cash, end of period	$90	$7,804

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to condensed unaudited financial statements.

7 | Page

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

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Financial Statements and related disclosures as of January 31, 2019 are audited pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Unless the context otherwise requires, all references to “Pacman Media, Inc.,” “we,” “us,” “our” or the “company” are to Pacman Media, Inc.

Note 2: Going Concern

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern.

For the period ended January 31, 2019, the Company had a net loss of $(16,607).  The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues to operate profitably or raise additional capital through debt financing and/or through sales of common stock.

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

Disclosures as of January 31, 2019 and 2018

8 | Page

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments.  ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of January 31, 2019.

The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values.  These financial instruments include cash, accrued liabilities and notes payable.

Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value.

•The results for the three months ended January 31, 2019 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on

Form 10K for the year ended October 31, 2018, filed with the Securities and Exchange Commission.

•The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at January 31, 2019 and for the related periods presented.

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

Note 5: Debt

9 | Page

From September 25, 2013 through January 31, 2019, Dave Evans, the sole director and President of the Company, provided loans to the Company totaling $1,680, which is being carried as a note payable. On November 21, 2018, the director loaned $3,500 to the Company to pay for expenses.  As of January 31, 2019, the director loan outstanding is $5,180.  The loan is non-interest bearing, unsecured and due upon demand.

Note 6: Federal Tax Liability

The IRS has assessed a penalty for the year ended October 31, 2015 for failure to timely file Form 5472. The Company has filed and the IRS has processed tax  returns for 2016 and 2017 and no assessment has been made. The Company has filed the 2018 tax return, however, the IRS has not processed the return.

Note 7: Capital Stock

On September 25, 2013 the Company authorized 75,000,000 shares of commons stock with a par value of $0.001 per share.

During the years ending October 2014 and 2015, the Company issued a total of 4,000,000 common shares for cash proceeds of $4,000.

During the year ending October 31, 2016, the Company issued 400,000 common shares at $0.01 for cash proceeds of $4,000.

During the year ending October 31 2017, the Company issued 1,720,000 common shares at $0.01 per share for cash proceeds of $17,200.

During the year ending October 31, 2018, the Company issued 140,000 common shares at $0.01 per share for cash proceeds of $1,400.

As of January 31, 2019, there were 6,260,000 shares of common stock issued and outstanding.

As of January 31, 2019, there were no outstanding stock options or warrants.

Note 8: Income Taxes

As of January 31, 2019, the Company had net operating loss carry forwards of approximately $ (48,264) that may be available to reduce future years’ taxable income in varying amounts through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

	January 31, 2019	October 31, 2018
Federal income tax benefit attributable to:
Current Operations	$3,487	$815
Less: valuation allowance	(3,487)	(815)
Net provision for Federal income taxes	0	0

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

Deferred tax asset attributable to:	January 31, 2019	October 31, 2018
Net operating loss carryover

Less: valuation allowance	$10,135	$6,648

10 | Page

Net deferred tax asset	(10,135)	(6,648)
	0	0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $48,264 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

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

Note 10: Subsequent Events

Effective March 29, 2019, a change of control occurred with respect to Pacman Media Inc. (“Company”). Pursuant to a Securities Purchase Agreement entered into by and among the Company, Mr. David Mark Evans (“Seller”) and Hillhouse Shareholding Group Co. (“Buyer”), Buyer acquired from Seller 4,000,000 shares of common stock of Company. In addition, pursuant to a separate Stock Purchase Agreement by and among Hillhouse Shareholding Group Co (“Hillhouse”), as buyer, and certain other shareholders of the Company, Hillhouse acquired an additional 2,257,000 shares of common stock of the Company. The total number of shares of common stock acquired by Hillhouse is 6,257,000, and all such shares now held by Hillhouse are “restricted” and/or “control” securities. As additional consideration for entering into the Securities Purchase Agreement, at closing, the Seller assumed all of the liabilities of the Company, waived all amounts due to him by the Company and the Company assigned all assets to the Seller

In connection with the above transactions, the Company has ceased its operations and is now a “shell company” as defined under the Securities Act of 1933, as amended.

In addition, with respect to the above described Securities Purchase Agreement with Mr. Evans, Mr. Evans, the then sole officer and director of the Company, resigned as a director of the Company and Mr. Guobin Su was appointed the sole director and President of the Company. As of the date of this filing, Mr. Evans remained as Chief (Principal) Executive Officer and Chief (Principal) Financial Officer.

In accordance with ASC 855-10, the Company has evaluated events subsequent through the date these financial statements have been issued to assess the need for potential recognition or disclosure in this report. Such events were evaluated through January 31, 2019 and to the date these financial statements were available to be issued. Other than as stated herein, there have been no subsequent events for which disclosure is required.

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

11 | Page

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

Three Months Period Ended January 31, 2019 and 2018

Our net loss for the three months periods ended January 31, 2019 and 2018 were $(16,607) and $(3,880).  During the three months periods ended January 31, 2019 and 2018 we have not generated any revenue.

During the three months periods ended January 31, 2019 and 2018, our operating expenses were bank fees, professional fees, and amortization. The weighted average number of shares outstanding was 6,260,000 and 6,181,505 for the three months ended January 31, 2019 and 2018.

Liquidity and Capital Resources

Three Months Period Ended January 31, 2019

As at January 31, 2019, our total assets were $2,807 compared to $4,799 in total assets as of October 31, 2018. Total assets were comprised of cash and equivalents and website development. As at January 31, 2019 our current liabilities were $22,795 consisting of $5,180 director loan and accounts payable of $17,615 and at October 31, 2018, our current liabilities were $8,180 consisting of $1,680 owed to our director and $6,500 in accounts payable (website development). Stockholders’ equity was $ 19,998 as of January 31, 2019 and $3,381 as of October 31, 2018.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities for the three months period ended January 31, 2019, net cash flows used in operating activities was $(4,952) and for the three months period ended January 31, 2018 $(3,340).

Cash Flows from Investing Activities

For the three months period ended January 31, 2019 and 2018, we have not generated cash flows from investing activities.

Cash Flows from Financing Activities

For the three months period ended January 31, 2019, we have generated cash flows from financing activities $3,500 from director loan.  For the three months period ended January 31, 2018, we have generated $4,100 cash flows from financing activities from issuing of common stock.

Plan of Operation and Funding

12 | Page

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

Going Concern

The independent auditors' review report accompanying our January 31, 2019 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended January 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

13 | Page

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

14 | Page

Pacman Media Inc.
Dated: April 11, 2019	By: /s/ David Mark Evans David Mark Evans, President and Chief (Principal) Executive Officer and Chief (Principal) Financial Officer

15 | Page