Form 10-K/A
period 2018-10-31
FUTURE INTERNATIONAL GROUP CORP.
filed 2019-09-09
CIK 1625376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: October 31, 2018

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________ to____________

Commission File Number: 333-202717

FUTURE INTERNATIONAL GROUP CORP.

(Formerly known as Pacman Media Inc.)

(Exact name of registrant as specified in its charter)

Nevada	7373	32-0421189
(State or Other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)

Guobin Su

President/Secretary/Treasurer/Director

No. 5, Lane 97, Songlin Road

Pudong New District

Shanghai, China

                                                                         Tel: +86 021 6029 8205

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

Yes [ ] No [  X ]

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

Yes [  X] No [ ]

As of October 31, 2018 there were 6,260,000 shares outstanding of the registrant’s common stock.

Explanatory Note

This Amendment No. 1 to Form 10-K amends and restates in its entirely the Form 10-K of the Company filed with the Securities and Exchange Commission on January 8, 2019.  This amendment is a restatement of the Company's financial statements for the annual period ended October 31, 2019.  The restatement reflects an accounts payable increase and a subsequent note (Note 10) to account for amounts due and payable to the IRS which were not included in the original filling.  Please refer to the Company's Form 8-K which was filed on August 20, 2019 which discusses the restatment.

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

Non-cash assets.

FUTURE INTERNATIONAL GROUP CORP. owns a website with domain address

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

FISCAL YEAR ENDED OCTOBER 31, 2018 COMPARED TO OCTOBER 31, 2017.

REVENUE

We have not recognized revenue for the year ended October 31, 2018 and 2017

OPERATING EXPENSES

We incurred operating expenses of $22,501 for year ended October 31, 2018, compare to $10,108 for the year ended October 31, 2017. Expenses incurred during the fiscal year ended October 31, 2018 as compared to period ended October 31, 2017 increased primarily due to the IRS has assessed a penalty for the year ended 10/31/15 on November 13, 2018 for the failure to timely file Form 5472.

NET LOSSES

Our net loss for the fiscal year ended October 31, 2018 was $(22,501) compared to a net loss of $(10,108) as of October 31, 2017.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2018, our total assets were $4,799 comprised of cash $1,542 and $ 3,257 website development. Our total liabilities were $18,920 comprised of a loan from director $1,680 and $17,240 accounts payable. As of October 31, 2017, our total assets were $12,461comprising of cash $ 7,044 and 5,417 website development. Our total liabilities were $ 8,180 comprised of a loan from director 1,680 and $ 6,500 account payable.

Shareholders’ equity has decreased to $(14,121) as of October 31, 2018 from $4,281 as of October 31, 2017.

The Company has accumulated a deficit of $ 42,397 as of October 31, 2018 and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the fiscal year ended October 31, 2018, net cash flows used in operating activities was $(9,602) compared to $ (2,525) for October 31, 2017.

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

GOING CONCERN

The Company has not generated any revenues and incurred a loss resulting in an accumulated deficit of $42,397 as of October 31, 2018 and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

FUTURE INTERNATIONAL GROUP CORP.

MICHAEL GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

10544 ALTON AVE NE

SEATTLE, WA  98125

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Future International Group Corp.

(Formerly known as Pacman Media Inc.)

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Future International Group Corp. as of October 31, 2018 (restated) and 2017 and the related restated statements of operations, changes in stockholder’s deficit and cash flows for the years then ended, and the related notes (collectively referred to as “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2018 (restated) and 2017 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Seattle, Washington

December 5, 2018

August 27, 2019 as to Note 6 and Note 10.

FUTURE INTERNATIONAL GROUP CORP.

(Formerly known as Pacman Media Inc.)

Balance Sheets

	October 31, 2018 (Audited) Restated	October 31, 2017 (Audited)

Current Assets
Cash and cash equivalents	$1,542	$ 7,044
TOTAL CURRENT ASSETS	$1,542	$ 7,044

Other Assets
Website development	$3,257	$ 5,417
TOTAL ASSETS	$4,799	$ 12,461

Current Liabilities
Account Payable	17,240	6,500
Shareholder loan	$1,680	$ 1,680
TOTAL CURRENT LIABILITIES	$18,920	$ 8,180

Stockholders' Equity
Common stock
Authorized: $0.001 par value, 75,000,000 shares authorized
6,260,000 and 6,120,000 shares issued and outstanding	$6,260	$ 6,120
Additional paid in capital	22,016	20,756
Stock Subscription Receivable	-	(2,700)
Deficit accumulated during the development stage	(42,397)	(19,895)
TOTAL STOCKHOLDERS' EQUITY	$(14,121)	$ 4,281

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,799	$ 12,461

The accompanying notes are an integral part of these financial statements

FUTURE INTERNATIONAL GROUP CORP.

(Formerly known as Pacman Media Inc.)

Statements of Operations

(Audited)

	For the Year Ended October 31, 2018 Restated	For the Year Ended October 31, 2017

Revenue	-	-

General and Administrative Expenses
Amortization	2,160	1,083
Professional Fees	8,225	6,800
Business License	1,017	1,839
Federal Tax Liability	10,740	-
Bank charges and interest	360	386
	$22,501	$10,108

Net Income (Loss)	(22,501)	(10,108)

Basic and diluted net loss per common share	(0.0010)	(0.0010)

Weighted average common shares
outstanding - basic and diluted	6,241,013	6,181,952

The accompanying notes are an integral part of these financial statements.

FUTURE INTERNATIONAL GROUP CORP.

(Formerly known as Pacman Media Inc.)

Statement of cash flows

(Audited)

	October 31, 2018 Restated	October 31, 2017

Cash Flows from Operating Activities
Net Income (loss)	(22,501)	(10,108)
Changes in:
Amortization	2,160	1,083
Account Payable	10,740	6,500
Net cash provided by (used in) operating activities	$ (9,602)	$ (2,525)

Cash Flow from Investing Activities
Website Development	-	(6,500)
Net cash provided (used in) investing activities	$ -	$ (6,500)

Financing Activities
Issuance of Common Stock	1,400	17,200
Stock Subscription Receivable	2,700	(2,700)
Net cash provided by financing activities	$ 4,100	$ 14,500

Net increase (decrease) change in cash	$ (5,502)	$ 5,475

Cash and cash equivalents balance, beginning of period	$ 7,004	$ 1,569

Cash and cash equivalents balance, end of period	$ 1,542	$ 7,044

The accompanying notes are an integral part of these financial statements.

FUTURE INTERNATIONAL GROUP CORP.

(Formerly known as Pacman Media Inc.)

Statement of Changes In Stockholders’ Equity

From September 25, 2013 (Inception) to October 31, 2018

(Audited)

Restated

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Subscription Receivable	Accumulated Deficit	Total Shareholders' Equity

Balance at October 31, 2016	4,400,000	$ 4,400	$ 5,276		$ (9,787)	$ (111)

Subscription Receivable				(2,700)		(2,700)
Issuance of common shares for cash at $0.01 per share for the year ended October 31, 2017	1,720,000	$ 1,720	$ 15,480	-	$ -	$ 17,200

Net Loss for the year ended October 31, 2017		$ -	-	-	$ (10,108)	$ (10,108)
Balance at October 31, 2017	6,120,000	$ 6,120	$ 20,756	(2,700)	$ (19,895)	$ 4,281

Subscription				2700		2,700
Receivable
Issuance of common shares for cash at $0.01 per share for the year ended October 31, 2018	140,000	$ 140	$ 1,260			$ 1,400
Net Loss for the year ended October 31, 2018		$ -	-	-	$ (22,501)	$ (22,501)

Balance at October 31, 2018	6,260,000	$ 6,260	$ 22,016	-	$ (42,397)	$ (14,121)

The accompanying notes are an integral part of these financial statements.

FUTURE INTERNATIONAL GROUP CORP.

(Formerly known as Pacman Media Inc.)

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

For the period ended October 31, 2018, the Company’s net loss from inception is $42,397.  The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues to operate profitably or raise additional capital through debt financing and/or through sales of common stock.

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

Note 6: Federal Tax Liability

The IRS has assessed a penalty for the year ended 10/31/15 on November 13, 2017 for the amount $10,740 for the failure to timely file Form 5472.

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

Note 8: Income Taxes

As of October 31, 2018, the Company had net operating loss carry forwards of approximately $42,397 that may be available to reduce future years’ taxable income in varying amounts through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

	October 31, 2018	October 31, 2017
Federal income tax benefit attributable to:
Current Operations	$ 4,725	$ 2,123
Less: valuation allowance	(4,725)	(2,123)
Net provision for Federal income taxes	0	0

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	October 31, 2018	October 31, 2017
Deferred tax asset attributable to:
Net operating loss carryover	$ 8,903	$ 4,178
Less: valuation allowance	(8,903)	(4,178)
Net deferred tax asset	0	0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $42,397 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

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

Note 10: Subsequent Events

In accordance with ASC 855-10, the Company has evaluated events subsequent through the date these financial statements have been issued to assess the need for potential recognition or disclosure in this report. Such events were evaluated through August 27, 2019 and  the date these financial statements were available to be issued.

Effective March 29, 2019, a change of control/acquisition occurred with respect to Pacman Media Inc. (see the Form 8-K report filed on April 4, 2019).

On April 24, 2019, Pacman Media, Inc., changed its name to Future International Group Corp.  Furthermore, on April 24, 2019, Mr. David Mark Evans resigned in all capacities as an officer of the Company, including as the Company's Chief (Principal) Executive Officer and Chief (Principal) Financial Officer.  On that same date, Mr. Guobin Su was appointed the Company's new Chief (Principal) Executive Officer, Chief (Principal) Financial Officer, Secretary and Treasurer.

As of November 26, 2018, the IRS assessed a penalty on the Company in the amount of $10,236.44 for failing to timely file Form 5472.

On August 12, 2019, the Board of Directors of Future International Group Corp. (“Company”) appointed Mr. Lingbo Shi as the new Chief (Principal) Executive Officer of the Company and Mr. Goubin Su resigned in such capacity. Mr. Su remains as the Company’s Chief Financial Officer and sole Director.

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

Item 9B.	Other Information.

All other information is disclosed on U.S. Securities and Exchange Commission: official Federal Agency website www.sec.gov

PART III

Item 10	Directors, Executive Officers, Promoters and Control Persons of the Company.

The following table sets forth as of October 31, 2018, the names, positions and ages of our current executive officers and directors

Our executive officer and our treasurer their age as of the date of this prospectus is as follows:

Name	Age	Position
Guobin Su	42	President, Secretary, Treasurer, Chief Executive Officer and member of the Board of Directors.

The person named above has held his offices/positions since the inception of our company and is expected to hold his offices/positions until the next annual meeting of our stockholders.

Biographical Information

Lingbo Shi (Age: 42) is a senior advertising executives with over 20 years of experience having served many established brands such as Dongfeng Nissan, China Mobile, COFCO, Huawei, Ping An Insurance,  Microsoft and SONY, among others.

In 2014, Mr. Shi founded Beijing ARhieason Technology Co., Ltd and remains the sole principal of the company. From 2009 to 2016, he was Senior Vice President of  Beijing Jiali Hengyuan Public Relations Consulting Co., Ltd, and from 2008 to 2014, he was Chief Executive Officer of  Beijing Netcrowd Interactive Advertising Co., Ltd.

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

Name and Principal Position Guobin Su Chief Executive Officer	Year	Salary($)	Bonus($)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
	2013/2014	0	0	0	0	0	0	0	0
	2015/2016	0	0	0	0	0	0	0	0
	2017	0	0	0	0	0	0	0	0
	2018	0	0	0	0	0	0	0	0

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

We have determined beneficial ownership in accordance with the rules of the Securities and Exchange Commission. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Unless otherwise indicated, the person identified in this table has sole voting and investment power with respect to all shares shown as beneficially owned by him, subject to applicable community property laws, and the address for each person listed in the table is FUTURE INTERNATIONAL GROUP CORP., Unit 8954 483 Green Lanes, London, N13 4BS England, U.K.

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

During fiscal year ended October 31, 2018, we incurred approximately $6,950 in fees to our principal independent accountants for professional services rendered.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized on September 6, 2019.

FUTURE INTERNATIONAL GROUP CORP.

By:	/Mr./	Lingbo Shi
	Name: Title:	Lingbo Shi Chief Executive Officer (Principal Executive)

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

Signature:                                                  Title:                                                                               Date:

/s/ Lingbo Shi                                           Chief Executive Officer                                               September 6, 2019

   Lingbo Shi                                              (Principal Executive Officer)

Signature:                                                  Title:                                                                               Date:

/s/ Goubin Su                                            Chief Executive Officer                                               September 6, 2019

   Goubin Su                                               (Principal Executive Officer)