Form 10-Q/A
period 2019-01-31
FUTURE INTERNATIONAL GROUP CORP.
filed 2019-09-20
CIK 1625376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

1 | Page

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

2 | Page

Explanatory Note

This Amendment No. 1 to Form 10-Q amends and restates in its entirety the Form 10-Q of the Company filed with the Securities and Exchange Commission on April 11, 2019. This amendment contains a restatement of the Company’s financial statements for the quarterly period ended January 31, 2019. The restatement reflects an accounts payable increase and a restatement note (Note 2) to account for  amounts due and payable to the IRS which were not included in the original filing. Please refer to the Company’s Form 8-K filed on August 20, 2019 which discusses the restatement.

3 | Page

FUTURE INTERNATIONAL GROUP CORP.

Condensed Balance Sheets  (unaudited)

ASSETS	January 31, 2019 Restated	October 31, 2018 Restated
Current Assets
Cash and cash equivalents	$ 90	$ 1,542
Total Current Assets	90	1,542

Other Assets
Website development	2,717	3,257
Total Assets	$ 2,807	$ 4,799

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts Payable	$ 27,977	$ 17,240
Loan from director	5,180	1,680
Total Liabilities	$ 33,157	$ 18,920
Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 6,260,000 shares issued and outstanding	6,260	6,260
Additional paid in capital	22,016	22,016
Stock Subscription Receivable	-	-
Deficit accumulated during the development stage	(58,625)	(42,397)
Total Stockholders’ Equity (Deficit)	(30,349)	(14,121)
Total Liabilities and Stockholders’ Equity	$ 2,807	$ 4,799

See accompanying notes to condensed unaudited financial statements.

4 | Page

FUTURE INTERNATIONAL GROUP CORP.

Condensed Statements of Operations (unaudited)

	Three months ended January 31, 2019	Three months ended January 31, 2018

REVENUES	$ -	$ -

OPERATING EXPENSES
Amortization	540	540
Professional Fees	5,282	3,250
Bank fees	90	90
Business Licenses and Permits	50	-
Federal tax liability	10,236
Miscellaneous Expenses	30	-
TOTAL OPERATING EXPENSES	16,229	3,880

NET INCOME/ LOSS FROM OPERATIONS	(16,229)	(3,880)

PROVISION FOR INCOME TAXES	-	-

NET INCOME/ LOSS	$ (16,229)	$ (3,880)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	6,260,000	6,181,505

See accompanying notes to condensed unaudited financial statements.

5 | Page

FUTURE INTERNATIONAL GROUP CORP.

Statement of Changes In Stockholders’ Equity

From September 25, 2013 (Inception) to October 31, 2018

(Audited)

Restated

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Subscription Receivable	Accumulated Deficit	Total Shareholders' Equity

Balance at October 31, 2018	6,260,000	$ 6,260	$ 22,016		$ (42,397)	$ (14,121)

Net Loss for the quarter ended January 31, 2019					(16,229)	(16,229)

Balance at January 31, 2019	6,260,000	$ 6,260	$ 22,016		$ (58,625)	$ (30,349)
The accompanying notes are an integral part of these financial statements.

6 | Page

FUTURE INTERNATIONAL GROUP CORP.

Condensed Statement of Cash Flows (unaudited)

	Three months to January 31, 2019	Three months to January 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (16,229)	$ (3,880)
Changes in assets and liabilities:
Increase in accounts payable	10,736	-
Accounts Receivable	-	-
Amortization Expense	540	540
CASH FLOWS USED IN OPERATING ACTIVITIES	(4,953)	(3,340)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Issuance of Common Stock	-	1,400
Stock Subscription Receivable	-	2,700
Director loan	3,500	-
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	3,500	4,100

NET INCREASE IN CASH	(1,452)	760
Cash, beginning of period	1,542	7,044
Cash, end of period	$ 90	$ 7,804

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

See accompanying notes to condensed unaudited financial statements.

7 | Page

FUTURE INTERNATIONAL GROUP CORP.

Restated

(A Development stage company)

Notes to the Financial Statements

Note 1: Organization and Basis of Presentation

Former: Pacman Media, Inc. (the “Company”) is a for profit corporation established under the corporation laws in the State of Nevada, United States of America on September 25, 2013.

The Company is located at No. 5, Lane 97, Songlin Road Pudong New District Shanghai, China

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

Note 2: RESTATEMENTS

Restatement for the quarter ended January 31, 2019 and the year ended October 31, 2018

In preparation of current period financial statements, the Company discovered that as of November 26, 2018, the IRS assessed a penalty on the Company in the amount of $10,236. Moreover  the IRS has also assesed a penalty of $10,740 on November 13, 2017  for failing to timely Form 5472.

A summary of the changes to the financial statements originally reported is as follows:

January 31, 2019

	Originally
	Reported	Adjustment	Restated

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts Payable	17,615	10,362	27,977
Total Liabilities	22,795	10,362	33,157
Additional paid-in capital	–	–	–
Subscription receivables	–	–	–
Accumulated deficit	(48,264)	(10,362)	(58,625)
Total Stockholders' Deficit	(19,998)	(10,362)	(30,349)

______________________

8 | Page

A summary of the changes to the financial statements originally reported is as follows:

October 31, 2018

	Originally
	Reported	Adjustment	Restated

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts Payable	6,500	10,740	17,240
Total Liabilities	8,180	10,740	18,920
Additional paid-in capital	–	–	–
Subscription receivables	–	–	–
Accumulated deficit	(31,657)	(10,740)	(42,397)
Total Stockholders' Deficit	(3,381)	(10,740)	(14,121)

______________________

Note 3: Going Concern

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern.

For the period ended January 31, 2019, the Company had a net loss of $(16,229).  The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues to operate profitably or raise additional capital through debt financing and/or through sales of common stock.

Note 4: Significant Accounting Policies and Recent Accounting Pronouncements

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

9 | Page

Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value.

The results for the three months ended January 31, 2019 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K (as amended) for the year ended October 31, 2018, filed with the Securities and Exchange Commission.

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

Note 5: Legal Matters

The Company has no known legal issues pending.

Note 6: Debt

From September 25, 2013 through January 31, 2019, Dave Evans, the sole director and President of the Company, provided loans to the Company totaling $1,680, which is being carried as a note payable. On November 21, 2018, the

10 | Page

director loaned $3,500 to the Company to pay for expenses.  As of January 31, 2019 the director loan outstanding is $5,180.  The loan is non-interest bearing, unsecured and due upon demand.

Note 7: Federal Tax Liability

The IRS has assessed a penalty for the year ended October 31, 2015 on November 13, 2017 for the amount $10,740 for the failure to timely file Form 5472.

Note 8: Capital Stock

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

As of January 31, 2019 there were 6,260,000 shares of common stock issued and outstanding.

As of January 31, 2019 there were no outstanding stock options or warrants.

Note 9: Income Taxes

As of January 31, 2019, the Company had net operating loss carry forwards of approximately $ (58,625) that may be available to reduce future years’ taxable income in varying amounts through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

	January 31, 2019	October 31, 2018
Federal income tax benefit attributable to:
Current Operations	$ 3,408	$ 4,725
Less: valuation allowance	(3,408)	(4,725)
Net provision for Federal income taxes	0	0

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows;

11 | Page

Deferred tax asset attributable to:	January 31, 2019	October 31, 2018
Net operating loss carryover

Less: valuation allowance	$ 12,311	$ 8,903
Net deferred tax asset	(12,311)	(8,903)
	0	0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $58,625 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

Note 10: Related Party Transactions

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

Note 11: Subsequent Events

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

12 | Page

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

Three Months Period Ended January 31, 2019 and 2018

Our net loss for the three months periods ended January 31, 2019 and 2018 were $(16,229) and $(3,880).  During the three months periods ended January 31, 2019 and 2018 we have not generated any revenue.

During the three months periods ended January 31, 2019 and 2018, our operating expenses were bank fees, professional fees, and amortization. The weighted average number of shares outstanding was 6,260,000 and 6,181,505 for the three months ended January 31, 2019 and 2018.

Liquidity and Capital Resources

 January 31, 2019 (Restated) Compared to October 31, 2018 (Restated)

As at January 31, 2019, our total assets were $2,807 compared to $4,799 in total assets as of October 31, 2018. Total assets were comprised of cash and equivalents and website development. As at January 31, 2019, our current liabilities were $33,157 consisting of a $5,180 director loan and accounts payable of $27,976 and at October 31, 2018, our current liabilities were $18,920 consisting of $1,680 owed to our director and $17,240 in accounts payable. Stockholders’ deficit was $ 30,349 as of January 31, 2019 and $14,121 as of October 31, 2018.

Cash Flows from Operating Activities

We had a net loss for the three months periods ended January 31, 2019 and January 2018 of $16,229 and $3,880; respectively.  We had an increase in accounts payable for the current three month period in the amount of $10,736.  We had cash flows used in operating activities of $(4,953) for the current three month period and $(3,340) for the three month period ended January 31, 2018.

Cash Flows from Investing Activities

13 | Page

For the three months period ended January 31, 2019 and January 2018, we have not generated cash flows from investing activities.

Cash Flows provided by Financing Activities

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

14 | Page

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

15 | Page

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

FUTURE INTERNATIONAL GROUP CORP.
Dated: September 20, 2019	By: /s/ Lingbo Shi Lingbo Shi, Chief Executive Officer (Principal Executive)

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

Signature	Title	Date

/s/ Lingbo Shi	Chief Executive Officer	September 20, 2019
Lingbo Shi	(Principal Executive Officer)

Signature	Title	Date

/s/ Goubin Su Goubin Su	Chief Financial Officer (Principal Accounting and Principal Financial Officer) and Director	September 20, 2019

16 | Page