Form 10-Q
period 2019-04-30
FUTURE INTERNATIONAL GROUP CORP.
filed 2019-10-30
CIK 1625376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended: April 30, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________ to____________

Commission File Number: 333-202717

FUTURE INTERNATIONAL GROUP CORP.
(Exact name of registrant as specified in its charter)

Nevada	7373	32-0421189
(State or Other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)

No. 5, Lane 97, Songlin Road

Pudong New District

Shanghai, China

+86 021 6029 8205

 (Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes ☐ No ☒

(2) Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer, ” “ accelerated filer, ” "non-accelerated filer ," “ smaller reporting company, ” and “ emerging growth company ” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of October 25, 2019, 90,000,000 shares of common stock, $0.001 par value, are outstanding.

FUTURE INTERNATIONAL GROUP CORP.

QUARTERLY REPORT ON FORM 10-Q

Future International Group Corp.

(F/K/A: Pacman Media, Inc.)

Balance Sheets

As of April 30, 2019 and October 31, 2018

(Unaudited)

	April 30, 2019	October 31, 2018 (Restated)
ASSETS
Current Assets
Cash and cash equivalents	$4,394	$1,542
Total Current Assets	4,394	1,542

Other Assets
Website development	-	3,257
Total Assets	$4,394	$4,799

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts payable	$20,977	$17,240
Loan from director	7,100	1,680
Total Liabilities	$28,077	$18,920
Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 6,260,000 shares issued and outstanding	6,260	6,260
Additional paid in capital	36,652	22,016
Deficit accumulated during the development stage	(66,595)	(42,397)
Total Stockholders’ Equity (Deficit)	(23,683)	(14,121)
Total Liabilities and Stockholders’ Equity	$4,394	$4,799

The accompanying notes are an integral part of these financial statements

Future International Group Corp.

(F/K/A: Pacman Media, Inc.)
Statements of Operations and Comprehensive Income

For the three months and six months ended April 30, 2019 and 2018

(Unaudited)

	Three months ended April 30, 2019	Three months ended April 30, 2018	Six months ended April 30, 2019	Six months ended April 30, 2018

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES
Amortization	-	540	540	1,080
Professional fees	3,100	1,900	8,383	5,150
Bank fees	116	90	206	180
Business licenses and permits	-	178	50	178
Federal tax liability	-	-	10,236	-
Impairment loss of assets	2,807	-	2,807	-
Miscellaneous expenses	-	-	30	-
Stock transfer fee	1,856	-	1,856	-
TOTAL OPERATING EXPENSES	7,879	2,708	24,108	6,588

NET LOSS FROM OPERATIONS	(7,879)	(2,708)	(24,108)	(6,588)

OTHER EXPENSE	(90)	-	(90)	-

OPERATING LOSS BEFORE INCOME TAXES	(7,969)	(2,708)	(24,198)	(6,588)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(7,969)	$(2,708)	$(24,198)	$(6,588)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	6,260,000	6,181,505	6,260,000	6,522,541

The accompanying notes are an integral part of these financial statements

Future International Group Corp.

(F/K/A: Pacman Media, Inc.)

Statements of Changes in Stockholders’ Equity

For the three and six months ended April 30, 2019 and 2018

(Unaudited)

For the six months ended April 30, 2019

	Common Stock		Additional Paid-In	Accumulated	Total Shareholders'
	Shares	Amount	Capital	Deficit	Equity

Balance at October 31, 2018 (Restated)	6,260,000	$6,260	$22,016	$(42,397)	$(14,121)

Ownership change of control	-	-	14,636	-	14,636
Net loss	-	-	-	(24,198)	(24,198)
Balance at April 30, 2019	6,260,000	$6,260	$36,652	$(66,595)	$(23,683)

For the three months ended April 30, 2019

	Common Stock		Additional Paid-In	Accumulated	Total Shareholders'
	Shares	Amount	Capital	Deficit	Equity

Balance at January 31, 2019 (Restated)	6,260,000	$6,260	$22,016	$(58,625)	$(30,349)

Ownership change of control	-	-	14,636	-	14,636
Net loss	-	-	-	(7,969)	(7,969)
Balance at April 30, 2019	6,260,000	$6,260	$36,652	$(66,595)	$(23,683)

The accompanying notes are an integral part of these financial statements

Future International Group Corp.

(F/K/A: Pacman Media, Inc.)

Statements of Changes in Stockholders’ Equity

For the three and six months ended April 30, 2019 and 2018

(Unaudited)

For the six months ended April 30, 2018

	Common Stock		Additional Paid-In	Subscription	Accumulated	Total Shareholders'
	Shares	Amount	Capital	Receivable	Deficit	Equity

Balance at October 31, 2017	6,120,000	$6,120	$20,756	$(2,700)	$(19,895)	$4,281
Subscription Receivable	-	-	-	2,700	-	2,700
Issuance of common shares for cash at $0.01 per share for the period ended April 30, 2018	140,000	140	1,260	-	-	1,400
Net loss	-	-	-	-	(6,588)	(6,588)
Balance at April 30, 2018	6,260,000	$6,260	$22,016	$-	$(26,483)	$1,793

For the three months ended April 30, 2018

	Common Stock		Additional Paid-In	Subscription	Accumulated	Total Shareholders'
	Shares	Amount	Capital	Receivable	Deficit	Equity

Balance at January 31, 2018	6,260,000	$6,260	$22,016	$-	$(23,775)	$4,501

Net loss	-	-	-	-	(2,708)	(2,708)
Balance at April 30, 2018	6,260,000	$6,260	$22,016	$-	$(26,483)	$1,793

The accompanying notes are an integral part of these financial statements

Future International Group Corp.

(F/K/A: Pacman Media, Inc.)

Notes to unaudited Financial Statements

For the six months ended April 30, 2019 and 2018

(Unaudited)

	Six months April 30, 2019	Six months April 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(24,198)	$(6,588)

Changes in assets and liabilities:
Accounts payable	3,737	-
Related party payable	5,420	-
Impairment loss of assets	2,807	-
Amortization expense	540	1,080
CASH FLOWS USED IN OPERATING ACTIVITIES	(11,694)	(5,508)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Issuance of common stock	-	1,400
Stock subscription receivable	-	2,700
Capital contribution	14,546	-
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	14,546	4,100

NET CHANGE IN CASH	2,852	(1,408)
Cash, beginning of period	1,542	7,044
Cash, end of period	$4,394	$5,636

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements

Future International Group Corp.

(F/K/A: Pacman Media, Inc.)

Notes to unaudited Financial Statements

For the six months ended April 30, 2019 and 2018

(Unaudited)

Note 1: Organization and Basis of Presentation

Future International Group Corp. (the “Company”) was incorporated under the laws in the State of Nevada on September 25, 2013 under the name Pacman Media Inc. On May 2, 2019, the Company changed the name to Future International Group Corp.

The Company initially commenced operations as a developer of mobile apps to be used on smartphones, tablet computes, and other mobile devices.

Effective March 29, 2019, a change of control occurred with respect to the Company. In connection with the change of control transaction, the Company has ceased its operations and is now a “shell company” as defined under the Securities Act of 1933, as amended.

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Financial Statements and related disclosures as of April 30, 2019 are unaudited pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Unless the context otherwise requires, all references to “Future International Group Corp.” “we,” “us,” “our” or the “company” are to Future International Group Corp.

Note 2: Restatements

Restatement for the quarter ended January 31, 2019 and the year ended October 31, 2018

In preparation of current period financial statements, the Company discovered that as of November 26, 2018, the IRS assessed a penalty on the Company in the amount of $10,236. Moreover, the IRS has also assessed a penalty of $10,740 on November 13, 2017 for failing to timely Form 5472.

A summary of the changes to the financial statements originally reported is as follows:

	Originally
October 31, 2018	Reported	Adjustment	Restated

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts Payable	6,500	10,740	17,240
Total Liabilities	8,180	10,740	18,920
Additional paid-in capital	-	-	-
Subscription receivables	-	-	-
Accumulated deficit	(31,657)	(10,740)	(42,397)
Total Stockholders' Deficit	(3,381)	(10,740)	(14,121)

Future International Group Corp.

(F/K/A: Pacman Media, Inc.)

Notes to unaudited Financial Statements

For the six months ended April 30, 2019 and 2018

(Unaudited)

Note 3: Going Concern

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern.

For the period ended April 30, 2019, the Company had a net loss of $(24,198). The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues to operate profitably or raise additional capital through debt financing and/or through sales of common stock.

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

Disclosures as of April 30, 2019 and 2018

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of April 30, 2019.

Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value.

•	The results for the three months ended April 30, 2019 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2018, filed with the Securities and Exchange Commission.

•	The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at April 30, 2019 and for the related periods presented.

Future International Group Corp.

(F/K/A: Pacman Media, Inc.)

Notes to unaudited Financial Statements

For the six months ended April 30, 2019 and 2018

(Unaudited)

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

Impairment of Long-Lived Assets

The Company accounts for impairment of amortizable intangible assets in accordance with ASC 360, “Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of”, which requires the Company to evaluate a long-lived asset for recoverability when there is event or circumstance that indicate the carrying value of the asset may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset or asset group is not recoverable (when carrying amount exceeds the gross, undiscounted cash flows from use and disposition) and is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

Future International Group Corp.

(F/K/A: Pacman Media, Inc.)

Notes to unaudited Financial Statements

For the six months ended April 30, 2019 and 2018

(Unaudited)

Note 5: Legal Matters

The Company has no known legal issues pending.

Note 6: Change of Control

Effective March 29, 2019, a change of control occurred with respect to the Company. Pursuant to a Securities Purchase Agreement entered into by and among the Company, Mr. David Mark Evans (“Seller”) and Hillhouse Shareholding Group Co. (“Buyer”), Buyer acquired from Seller 4,000,000 shares of common stock of Company. In addition, pursuant to a separate Stock Purchase Agreement by and among Hillhouse Shareholding Group Co (“Hillhouse”), as buyer, and certain other shareholders of the Company, Hillhouse acquired an additional 2,257,000 shares of common stock of the Company. The total number of shares of common stock acquired by Hillhouse is 6,257,000, and all such shares now held by Hillhouse are “restricted” and/or “control” securities. As additional consideration for entering into the Securities Purchase Agreement, at closing, the Seller assumed all of the liabilities of the Company, waived all amounts due to him by the Company and the Company assigned all assets to the Seller.

In connection with the above transactions, the Company has ceased its operations and is now a “shell company” as defined under the Securities Act of 1933, as amended.

In addition, with respect to the above described Securities Purchase Agreement with Mr. Evans, Mr. Evans, the sole officer and director of the Company, resigned as a director of the Company and Mr. Guobin Su was appointed the sole director and President of the Company. Mr. Evans remained as Chief (Principal) Executive Officer and Chief (Principal) Financial Officer.

On April 24, 2019, Mr. Evans resigned in all capacities as an officer of the Company including as the Company’s Chief (Principal) Executive Officer and Chief (Principal) Financial Officer. On the same date, Mr. Guobin Su was appointed the Company’s new Chief (Principal) Executive Officer and Chief (Principal) Financial Officer, Secretary and Treasurer.

Note 7: Debt

From September 25, 2013 through October 31, 2018, Mr. Evans provided loans to the Company totaling $1,680, which is being carried as a note payable. On November 21, 2018, the director loaned $3,500 to the Company to pay for expenses. As of March 29, 2019, the director loan outstanding is $5,180. The loan is non-interest bearing, unsecured and due upon demand.

With respect to the change of control, the Company’s liabilities of $9,456 due to vendors have been paid by Mr. Evans. Simultaneously, Mr. Evans forgave $5,180 related party debt owed to him. Therefore, $14,636 total debt was converted into capital.

In support of the Company’s cash requirements, Mr. Su, the Company’s new officer and director, advanced $11,100 to support the Company’s operations for the six months ended April 30, 2019. Simultaneously, the Company paid $4,000 personal expenses on behalf of Mr. Su. There was no formal written commitment for continued support by Mr. Su. The advances were considered temporary in nature and have not been formalized by a promissory note. The outstanding payable owed to Mr. Su was $7,100 as of April 30, 2019. The amount is non-interest bearing and due on demand without maturity date.

Future International Group Corp.

(F/K/A: Pacman Media, Inc.)

Notes to unaudited Financial Statements

For the six months ended April 30, 2019 and 2018

(Unaudited)

Note 8: Federal Tax Liability

The IRS has assessed a penalty for the year ended October 31, 2017 on November 26, 2018 for the amount $10,236 for the failure to timely file Form 5472.

Note 9: Capital Stock

On September 25, 2013 the Company authorized 75,000,000 shares of commons stock with a par value of $0.001 per share.

During the years ending October 2014 and 2015, the Company issued a total of 4,000,000 common shares for cash proceeds of $4,000.

During the year ending October 31, 2016, the Company issued 400,000 common shares at $0.01 for cash proceeds of $4,000.

During the year ending October 31, 2017, the Company issued 1,720,000 common shares at $0.01 per share for cash proceeds of $17,200.

During the year ending October 31, 2018, the Company issued 140,000 common shares at $0.01 per share for cash proceeds of $1,400.

As of April 30, 2019, there were 6,260,000 shares of common stock issued and outstanding.

As of April 30, 2019, there were no outstanding stock options or warrants.

Note 10: Income Taxes

As of April 30, 2019, the Company had net operating loss carry forwards of approximately $(66,595) that may be available to reduce future years’ taxable income in varying amounts. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

Future International Group Corp. (F/K/A: Pacman Media, Inc.)

Notes to unaudited Financial Statements

For the six months ended April 30, 2019 and 2018

(Unaudited)

The provision for Federal income tax consists of the following:

	April 30, 2019	October 31, 2018
Federal income tax benefit attributable to:
Current Operations	$5,082	$4,725
Less: valuation allowance	(5,082)	(4,725)
Net provision for Federal income taxes	0	0

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	April 30, 2019	October 31, 2018
Deferred tax asset attributable to:
Net operating loss carryover	$13,985	$8,903
Less: valuation allowance	(13,985)	(8,903)
Net deferred tax asset	0	0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $66,595 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

Note 11: Related Party Transactions

The Company neither owns nor leases any real or personal property. The director of the Company provides office space and services free of charge. The Company's sole officer and director is involved in other business activities and may in the future, become involved in other business opportunities as they become available.

The Company has a related party transaction involving the sole director and officer. The nature and details of the transaction are described in Note 6.

Note 12: Subsequent Events

On May 2, 2019, the Company filed a Certificate of Amendment with the Nevada Secretary of State which;

1.	Changed the name of the Company from “Pacman Media Inc.” to “Future International Group Corp.”,

2.	Increased the authorized shares of common stock, $0.001 par value, from 75,000,000 to 500,000,000 shares, and

3.	Created a class of preferred stock, $0.001 par value, called the Class A Preferred Stock in the amount of 10,000,000 authorized shares, with each share of Class A Preferred Stock having 100 votes to be cast with respect to any and all matters presented to shareholders for a vote whether at a meeting of shareholders or by written consent. Apart from the voting rights stated in the preceding sentence, the Class A Preferred Stock shall have no other rights, privileges or preferences.

On May 7, 2019, the Company received approval from FINRA for the name change of the Company. In addition, the Company’s new symbol is “FIGM.”

On August 12, 2019, the Board of Directors of the Company appointed Mr. Lingbo Shi as the new Chief (Principal) Executive Officer of the Company and Mr. Goubin Su resigned in such capacity. Mr. Su remains as the Company’s Chief Financial Officer and sole Director.

On September 25, 2019, the Company and Hillhouse Shareholding Group Co., Ltd. (“Hillhouse”) entered into a loan conversion agreement. Pursuant to the agreement, Hillhouse converted (i) $6,257 in debt due Hillhouse and received 6,257,000 shares of the Company’s Class A Preferred Stock and (ii) $83,740 in debt due Hillhouse and received 83,740,000 shares of the Company’s common stock. The Class A Preferred Stock has 100 to 1 voting rights per share.

In accordance with ASC 855-10, the Company has evaluated events subsequent through the date these financial statements have been issued to assess the need for potential recognition or disclosure in this report. Such events were evaluated through April 30, 2019 and to the date these financial statements were available to be issued. Other than as stated herein, there have been no subsequent events for which disclosure is required.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENT NOTICE

Certain statements made in this quarterly report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) in regard to the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the registrant to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company’s plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this quarterly report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the registrant or any other person that the objectives and plans of the registrant will be achieved.

Substantial risks exist with respect to an investment in the Company. These risks include but are not limited to, those factors discussed in our Annual Report on Form 10-K for the fiscal year ended October 31, 2018, filed with the Securities and Exchange Commission (“Commission”) on January 8, 2019. More broadly, these factors include, but are not limited to:

●	We have incurred significant losses and expect to incur future losses;

●	Our current financial condition and immediate need for capital;

●	Potential significant dilution resulting from the issuance of new securities for any funding, debt conversion or any business combination; and

●	We are a “shell” company” and “penny stock” company.

Description of Business

Pacman Media, Inc. (the “Company”) was incorporated under the laws in the State of Nevada on September 25, 2013 under the name Pacman Media Inc. The Company initially commenced operations as a developer of mobile apps to be used on smartphones, tablet computes, and other mobile devices.

Effective March 29, 2019, a change of control occurred with respect to the Company. In connection with the change of control transaction, the Company has ceased its operations and is now a “shell company” as defined under the Securities Act of 1933, as amended.

On May 2, 2019, the Company filed a Certificate of Amendment with the Nevada Secretary of State which;

1.	Changed the name of the Company from “Pacman Media Inc.” to “Future International Group Corp.”,

2.	Increased the authorized shares of common stock, $0.001 par value, from 75,000,000 to 500,000,000 shares, and

3.	Created a class of preferred stock, $0.001 par value, called the Class A Preferred Stock in the amount of 10,000,000 authorized shares, with each share of Class A Preferred Stock having 100 votes to be cast with respect to any and all matters presented to shareholders for a vote whether at a meeting of shareholders or by written consent. Apart from the voting rights stated in the preceding sentence, the Class A Preferred Stock shall have no other rights, privileges or preferences.

On May 7, 2019, the Company received approval from FINRA for the name change of the Company. In addition, the Company’s new symbol is “FIGM.”

On August 12, 2019, the Board of Directors of the Company appointed Mr. Lingbo Shi as the new Chief (Principal) Executive Officer of the Company and Mr. Goubin Su resigned in such capacity. Mr. Su remains as the Company’s Chief Financial Officer and sole Director.

On September 25, 2019, the Company and Hillhouse Shareholding Group Co., Ltd. (“Hillhouse”) entered into a loan conversion agreement. Pursuant to the agreement, Hillhouse converted (i) $6,257 and received 6,257,000 shares of the Company’s Class A Preferred Stock and (ii) $83,740 and received 83,740,000 shares of the Company’s common stock. The Class A Preferred Stock has 100 to 1 voting rights per share.

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

Three And Six Months Period Ended April 30, 2019 And 2018

Revenues

During the three and six months ended April 30, 2019 and 2018, respectively, we did not have any revenue from operations.

Operating Expenses

During the three months ended April 30, 2019, we incurred operational expenses of $7,879 compared to $2,708 for the three months ended April 30, 2018. The increase in operational expenses for the three months period ended April 30, 2019 was due principally to an impairment loss of assets, professional fees and stock transfer fees related to the change of control transaction.

During the six months ended April 30, 2019, we incurred operational expenses of $24,108 compared to $6,588 for the six months ended April 30, 2018. The increase in operational expenses for the six months period ended April 30, 2019 was due principally to a federal tax liability of $10,236, an impairment loss of assets, professional fees and stock transfer fees related to the change of control transaction.

Net Income/Loss.

Our net loss for the three months ended April 30, 2019 and 2018 were $7,969 and $2,708, respectively, while net loss for the six months ended April 30, 2019 and 2018 were $24,198 and $6,588, respectively.

Liquidity and Capital Resources

As at April 30, 2019, our current assets were $4,394 compared to $1,542 in current assets as of October 31, 2018 (restated). Total assets were comprised of cash and cash equivalents and website development (for the year ended October 31, 2018 only). As at April 30, 2019, our current liabilities were $28,077, and at October 31, 2018, our current liabilities were $18,920, both periods consisting of accounts payable and a director loan. Our working capital deficit as of April 30, 2019 was $23,683 compared with a working capital deficit as of October 31, 2018 (restated) of $17,378.

Statements of Cash Flows.

Cash Flows from Operating Activities

We had a net loss for the six months period ended April 30, 2019 of $24,198 compared with a net loss for the six months period ended April 30, 2018 of $6,588 and we have not generated positive cash flows from operating activities for such periods. For the six months period ended April 30, 2019, we had net cash flows used in operating activities of $(11,694) and for the six months period ended April 30, 2018, we had net cash flows used in operating activities of $(5,508). The increase in cash flows from operating activities for the current six month period is due to increase in related party payable, impairment loss of assets and accounts payable.

Cash Flows from Financing Activities

For the six months period ended April 30, 2019, we generated cash flows from financing activities $14,546 mainly from capital contributions by former officer and director of the Company in connection with the change of control transaction. For the six months period ended April 30, 2018, we have generated $4,100 in cash flows from financing activities from issuance of common stock.

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

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, we do not have any off‑balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

The independent auditors' review report accompanying our October 31, 2018 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended April 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

No report required.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

No report required.

ITEM 6. EXHIBITS.

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

FUTURE INTERNATIONAL GROUP CORP.

Dated: October 25, 2019	By:	/s/ Lingbo Shi
Lingbo Shi
Chief (Principal) Executive Officer

