Form 10-Q
period 2019-07-31
FUTURE INTERNATIONAL GROUP CORP.
filed 2019-12-30
CIK 1625376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2019

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

(1) Yes ☐      No ☒

(2) Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer, ” “ accelerated filer, ” ”non-accelerated filer ,” “ smaller reporting company, ” and ” emerging growth company ” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒     No ☐

As of December 13, 2019, 90,000,000 shares of common stock, $0.001 par value, are outstanding.

FUTURE INTERNATIONAL GROUP CORP.

QUARTERLY REPORT ON FORM 10-Q

Future International Group Corp.

(F/K/A: Pacman Media, Inc.)

Balance Sheets

As of July 31, 2019 and October 31, 2018

(Unaudited)

	July 31, 2019	October 31, 2018 (Restated)
ASSETS
Current Assets
Cash and cash equivalents	$444	$1,542
Total Current Assets	444	1,542

Other Assets
Website development	-	3,257
Total Assets	$444	$4,799

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts payable	$-	$17,240
Loan from officer	20,317	1,680
Total Liabilities	$20,317	$18,920
Stockholders’ Equity
Class A Preferred Stock, par value $0.001; 10,000,000 shares authorized, 0 shares issued and outstanding	$-	$-
Common Stock, par value $0.001; 500,000,000 shares authorized, 6,260,000 shares issued and outstanding	6,260	6,260
Additional paid in capital	57,629	22,016
Deficit accumulated during the development stage	(83,762)	(42,397)
Total Stockholders’ Equity (Deficit)	(19,873)	(14,121)
Total Liabilities and Stockholders’ Equity	$444	$4,799

The accompanying notes are an integral part of these financial statements

Future International Group Corp.

(F/K/A: Pacman Media, Inc.)

Statements of Operations

For the three months and nine months ended July 31, 2019 and 2018

(Unaudited)

	Three months ended July 31, 2019	Three months ended July 31, 2018	Nine months ended July 31, 2019	Nine months ended July 31, 2018

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES
Amortization	-	540	540	1,620
Professional fees	14,000	1,575	22,383	6,725
Bank fees	1,481	60	1,687	240
Business licenses and permits	1,567	189	1,617	367
Federal tax liability	-	-	10,236	-
Impairment loss of assets	-	-	2,807	-
Miscellaneous expenses	-	-	30	-
Stock transfer fee	-	-	1,856	-
TOTAL OPERATING EXPENSES	17,048	2,364	41,156	8,952

NET LOSS FROM OPERATIONS	(17,048)	(2,364)	(41,156)	(8,952)

OTHER EXPENSE	(119)	-	(209)	-

OPERATING LOSS BEFORE INCOME TAXES	(17,167)	(2,364)	(41,365)	(8,952)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(17,167)	$(2,364)	$(41,365)	$(8,952)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	6,260,000	6,181,505	6,260,000	6,522,541

The accompanying notes are an integral part of these financial statements

Future International Group Corp.

(F/K/A: Pacman Media, Inc.)

Statements of Changes in Stockholders’ Equity

For the three months and nine months ended July 31, 2019 and 2018

(Unaudited)

For the nine months ended July 31, 2019
	Common Stock		Additional Paid-In	Accumulated	Total Shareholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at October 31, 2018 (Restated)	6,260,000	$6,260	$22,016	$(42,397)	$(14,121)

Ownership change of control	-	-	35,613	-	35,613
Net loss	-	-	-	(41,365)	(41,365)
Balance at July 31, 2019	6,260,000	$6,260	$57,629	$(83,762)	$(19,873)

For the three months ended July 31, 2019
	Common Stock		Additional Paid-In	Accumulated	Total Shareholders'
	Shares	Amount	Capital	Deficit	Equity

Balance at April 30, 2019	6,260,000	$6,260	$36,652	$(66,595)	$(23,683)

Ownership change of control	-	-	20,977	-	20,977
Net loss	-	-	-	(17,167)	(17,167)
Balance at July 31, 2019	6,260,000	$6,260	$57,629	$(83,762)	$(19,873)

The accompanying notes are an integral part of these financial statements

Future International Group Corp.

(F/K/A: Pacman Media, Inc.)

Statements of Changes in Stockholders’ Equity

For the three months and nine months ended July 31, 2019 and 2018

(Unaudited)

For the nine months ended July 31, 2018
	Common Stock		Additional Paid-In	Subscription	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Receivable	Deficit	Equity
Balance at October 31, 2017	6,120,000	$6,120	$20,756	$(2,700)	$(19,895)	4,281
Subscription Receivable	-	-	-	2,700	-	2,700
Issuance of common shares for cash at $0.01 per share for the period ended July 31, 2018	140,000	140	1,260	-	-	1,400
Net loss	-	-	-	-	(8,952)	(8,952)
Balance at July 31, 2018	6,260,000	$6,260	$22,016	$-	$(28,847)	(571)

For the three months ended July 31, 2018
	Common Stock		Additional Paid-In			Total
	Shares	Amount	Capital	Receivable	Deficit	Equity

Balance at April 30, 2018	6,260,000	$6,260	$22,016	$-	$(26,483)	1,793

Net loss	-	-	-	-	(2,364)	(2,364)
Balance at July 31, 2018	6,260,000	$6,260	$22,016	$-	$(28,847)	$(571)

The accompanying notes are an integral part of these financial statements

Future International Group Corp.

(F/K/A: Pacman Media, Inc.)

Statements of Cash Flows

For the nine months ended July 31, 2019 and 2018

(Unaudited)

	Nine months July 31, 2019	Nine months July 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(41,365)	$(8,952)

Changes in assets and liabilities:
Accounts payable	13,193	-
Impairment loss of assets	2,717	-
Amortization expense	540	1,620
Prepaid expense	-	(1,500)
CASH FLOWS USED IN OPERATING ACTIVITIES	(24,915)	(8,832)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Issuance of common stock	-	1,400
Stock subscription receivable	-	2,700
Related party loan	23,817	-
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	23,817	4,100

NET CHANGE IN CASH	(1,098)	(4,732)
Cash, beginning of period	1,542	7,044
Cash, end of period	$444	$2,312

SUPPLEMENTAL NON-CASH FINANCING ACTIVITY:
Conversion of debt due to ownership change of control	$35,613	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements

Future International Group Corp.

(F/K/A: Pacman Media, Inc.)

Notes to the Financial Statements

For the nine months ended July 31, 2019 and 2018

(Unaudited)

Note 1: Organization and Basis of Presentation

Future International Group Corp. (the “Company”) is a for profit corporation established under the corporation laws in the State of Nevada, United States of America on September 25, 2013 under the name Pacman Media, Inc. On May 2, 2019, the Company changed the name to Future International Group Corp.

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

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Financial Statements and related disclosures as of July 31, 2019 are unaudited pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Unless the context otherwise requires, all references to “we,” “us,” “our” or the “company” are to Future International Group Corp.

Note 2: Restatements

Restatement for the quarter ended January 31, 2019 and the year ended October 31, 2018

In preparation of current period financial statements, the Company discovered that as of November 26, 2018, the IRS assessed a penalty on the Company in the amount of $10,236. Moreover, the IRS has also assessed a penalty of $10,740 on November 13, 2017 for failing to timely Form 5472.

A summary of the changes to the financial statements originally reported is as follows:

	Originally
October 31, 2018	Reported	Adjustment	Restated

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts Payable	6,500	10,740	17,240
Total Liabilities	8,180	10,740	18,920
Additional paid-in capital	-	-	-
Subscription receivables	-	-	-
Accumulated deficit	(31,657)	(10,740)	(42,397)
Total Stockholders’ Deficit	(3,381)	(10,740)	(14,121)

Future International Group Corp.

(F/K/A: Pacman Media, Inc.)

Notes to the Financial Statements

For the nine months ended July 31, 2019 and 2018

(Unaudited)

Note 3: Going Concern

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern.

For the period ended July 31, 2019, the Company had a net loss of $41,365. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues to operate profitably or raise additional capital through debt financing and/or through sales of common stock.

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

Disclosures as of July 31, 2019 and 2018

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31, 2019.

The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, accrued liabilities and notes payable.

Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value.

•	The results for the three months ended July 31, 2019 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2018, filed with the Securities and Exchange Commission.

•	The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at July 31, 2019 and for the related periods presented.

Future International Group Corp.

(F/K/A: Pacman Media, Inc.)

Notes to the Financial Statements

For the nine months ended July 31, 2019 and 2018

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

Revenue Recognition

The Company adopts Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers that supersedes most current revenue recognition guidance. The updated guidance, and subsequent clarifications, collectively referred to as ASC 606, require an entity to recognize revenue when it transfers control of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

There was no significant impact to the statement of operations as the Company’s existing revenue policies are in line with ASC 606.

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

Future International Group Corp.

(F/K/A: Pacman Media, Inc.)

Notes to the Financial Statements

For the nine months ended July 31, 2019 and 2018

(Unaudited)

Note 6: Change of Control

Effective March 29, 2019, a change of control occurred with respect to the Company. Pursuant to a Securities Purchase Agreement entered into by and among the Company, Mr. David Mark Evans (“Seller”) and Hillhouse Shareholding Group Co., Ltd. (“Buyer”), Buyer acquired from Seller 4,000,000 shares of common stock of Company. In addition, pursuant to a separate Stock Purchase Agreement by and among Hillhouse Shareholding Group Co (“Hillhouse”), as buyer, and certain other shareholders of the Company, Hillhouse acquired an additional 2,257,000 shares of common stock of the Company. The total number of shares of common stock acquired by Hillhouse is 6,257,000, and all such shares now held by Hillhouse are “restricted” and/or “control” securities. As additional consideration for entering into the Securities Purchase Agreement, at closing, the Seller assumed all of the liabilities of the Company, waived all amounts due to him by the Company and the Company assigned all assets to the Seller.

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

With respect to the change of control, the Company’s liabilities of $30,433 due to vendors have been paid by Mr. Evans. Simultaneously, Mr. Evans forgave $5,180 related party debt owed to him. Therefore, $35,613 total debt was converted into capital.

In support of the Company’s cash requirements, Mr. Su, the Company’s new officer and director, advanced $24,317 to support the Company’s operations for the nine months ended July 31, 2019. Simultaneously, the Company paid $4,000 personal expenses on behalf of Mr. Su. There was no formal written commitment for continued support by Mr. Su. The advances were considered temporary in nature and have not been formalized by a promissory note. The outstanding payable owed to Mr. Su was $20,317 as of July 31, 2019. The amount is non-interest bearing and due on demand without maturity date.

Note 8: Federal Tax Liability

The IRS has assessed a penalty for the year ended October 31, 2017 on November 26, 2018 for the amount $10,236 for the failure to timely file Form 5472.

Future International Group Corp.

(F/K/A: Pacman Media, Inc.)

Notes to the Financial Statements

For the nine months ended July 31, 2019 and 2018

(Unaudited)

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

On May 2, 2019, the Company amended its Articles of Incorporation by filing a Certificate of Amendment with the Nevada Secretary of State, which increased the authorized shares of its common stock, $0.001 par value, from 75,000,000 to 500,000,000 shares, and created a class of preferred stock, $0.001 par value, called the Class A Preferred Stock in the amount of 10,000,000 authorized shares, with each share of Class A Preferred Stock having 100 votes to be cast with respect to any and all matters presented to shareholders for a vote whether at a meeting of shareholders or by written consent.

As of July 31, 2019, there were 6,260,000 shares of common stock issued and outstanding.

As of July 31, 2019, there were no outstanding stock options or warrants.

Note 10: Income Taxes

As of July 31, 2019, the Company had net operating loss carry forwards of approximately $(83,762) that may be available to reduce future years’ taxable income in varying amounts. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

	July 31, 2019	October 31, 2018
Federal income tax benefit attributable to:
Current Operations	$8,687	$4,725
Less: valuation allowance	(8,687)	(4,725)
Net provision for Federal income taxes	0	0

Future International Group Corp.

(F/K/A: Pacman Media, Inc.)

Notes to the Financial Statements

For the nine months ended July 31, 2019 and 2018

(Unaudited)

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	July 31, 2019	October 31, 2018
Deferred tax asset attributable to:
Net operating loss carryover	$17,590	$8,903
Less: valuation allowance	(17,590)	(8,903)
Net deferred tax asset	0	0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $83,762 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

Note 11: Related Party Transactions

The Company neither owns nor leases any real or personal property. The director of the Company provides office space and services free of charge. The Company’s sole officer and director is involved in other business activities and may in the future, become involved in other business opportunities as they become available.

The Company has a related party transaction involving the sole director and officer. The nature and details of the transaction are described in Note 6 and 7.

Note 12: Subsequent Events

On August 12, 2019, the Board of Directors of the Company appointed Mr. Lingbo Shi as the new Chief (Principal) Executive Officer of the Company and Mr. Guobin Su resigned in such capacity. Mr. Su remains as the Company’s Chief Financial Officer and sole Director.

On September 25, 2019, the Company and Hillhouse Shareholding Group Co., Ltd. (“Hillhouse”) entered into a loan conversion agreement. Pursuant to the agreement, Hillhouse converted $6,257 and $83,740 loans due from the Company in exchange of the Company’s 6,257,000 shares Class A Preferred Stock and 83,740,000 shares common stock respectively. The Class A Preferred Stock has 100 to 1 voting rights per share.

In accordance with ASC 855-10, the Company has evaluated events subsequent through the date these financial statements have been issued to assess the need for potential recognition or disclosure in this report. Such events were evaluated through July 31, 2019 to December 5, 2019, the date these financial statements were available to be issued. Other than as stated herein, there have been no subsequent events for which disclosure is required.

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

On May 2, 2019, the Company filed a Certificate of Amendment with the Nevada Secretary of State which;

1.	Changed the name of the Company from “Pacman Media Inc.” to “Future International Group Corp.”,

2.	Increased the authorized shares of common stock, $0.001 par value, from 75,000,000 to 500,000,000 shares, and

3.	Created a class of preferred stock, $0.001 par value, called the Class A Preferred Stock in the amount of 10,000,000 authorized shares, with each share of Class A Preferred Stock having 100 votes to be cast with respect to any and all matters presented to shareholders for a vote whether at a meeting of shareholders or by written consent. Apart from the voting rights stated in the preceding sentence, the Class A Preferred Stock shall have no other rights, privileges, or preferences.

On May 7, 2019, the Company received approval from FINRA for the name change of the Company. In addition, the Company’s new symbol is “FIGM.”

On August 12, 2019, the Board of Directors of the Company appointed Mr. Lingbo Shi as the new Chief (Principal) Executive Officer of the Company and Mr. Guobin Su resigned in such capacity. Mr. Su remains as the Company’s Chief Financial Officer and sole Director.

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

Three and Nine Months Period Ended July 31, 2019 and 2018

Revenues

During the three and nine months ended July 31, 2019 and 2018, respectively, we did not have any revenue from operations.

Operating Expenses

During the three months ended July 31, 2019, we incurred operational expenses of $17,048 compared to $2,364 for the three months ended July 31, 2018. The increase in operational expenses for the three months period ended July 31, 2019 was due principally to an increase in general and administration expenses related to the change of control transaction, such as professional fees, business license and registration fees, and bank charges.

During the nine months ended July 31, 2019, we incurred operational expenses of $41,156 compared to $8,952 for the nine months ended July 31, 2018. The increase in operational expenses for the nine months period ended July 31, 2019 was due principally to increased professional fees related to the change of control transaction, a federal tax liability and an impairment loss of assets.

Net Income/Loss

Our net loss for the three months ended July 31, 2019 and 2018 were $17,167 and $2,364, respectively, while net loss for the nine months ended July 31, 2019 and 2018 were $41,365 and $8,952, respectively.

Liquidity and Capital Resources

As at July 31, 2019, our current assets were $444 compared to $1,542 in current assets as of October 31, 2018 (restated). Total assets were comprised of cash and cash equivalents and website development (for the year ended October 31, 2018 only). As at July 31, 2019, our current liabilities were $20,317 consisting of a loan from an officer, and at October 31, 2018, our current liabilities were $18,920, consisting of accounts payable and an officer loan. Our working capital deficit as of July 31, 2019 was $19,873 compared with a working capital deficit as of October 31, 2018 (restated) of $17,378.

Statements of Cash Flows

Cash Flows from Operating Activities

We had a net loss for the nine months period ended July 31, 2019 of $41,365 compared with a net loss for the nine months period ended July 31, 2018 of $8,952 and we have not generated positive cash flows from operating activities for such periods. For the nine months period ended July 31, 2019, we had net cash flows used in operating activities of $(24,915) and for the nine months period ended July 31, 2018, we had net cash flows used in operating activities of $(8,832). The increase in cash flows from operating activities for the current nine month period is due to increase in accounts payable, impairment loss of assets and amortization.

Cash Flows Provided By Financing Activities

For the nine months period ended July 31, 2019, we generated cash flows from financing activities $23,817 due to related party loans. For the nine months period ended July 31, 2018, we generated $4,100 in cash flows from financing activities from issuance of common stock.

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

Going Concern

The independent auditors’ review report accompanying our October 31, 2018 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended July 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

FUTURE INTERNATIONAL GROUP CORP.

Dated: December 16, 2019	By:	/s/ Lingbo Shi
Lingbo Shi - Chief (Principal) Executive Officer

